Form 10-Q
period 2025-06-30
ContextLogic Holdings Inc.
filed 2025-08-07
CIK 2064307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ______

Commission File Number: 333-286589

ContextLogic Holdings Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-2930953
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2648 International Blvd Ste 115 Oakland, CA	94601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 965-8476

Securities registered pursuant to Section 12(b) of the Act:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 31, 2025, the number of shares of the registrant’s Class A common stock outstanding was 26,682,233.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or future financial or operating performance and include all statements that are not historical facts such as information concerning the reorganization of ContextLogic Inc. and ContextLogic Holdings Inc., the strategic alternatives considered by our Board of Directors, including the decisions taken thereto and alternatives for the use of our cash or cash equivalents, our possible or assumed future results of operations and expenses, management strategies and plans, competitive position, business environment, potential growth strategies and opportunities, our voluntary delisting on Nasdaq, and our continued listing on the OTC Markets. In some cases, forward-looking statements can be identified by use of terms such as “anticipates,” “assumption,” “believes,” “continue,” “could,” “estimates,” “expects,” “foresees,” “forecasts,” “intends,” “goals,” judgment,” “may,” “might,” “outlook,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “targets,” “will,” “would” or similar expressions and the negatives of those terms.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Those risks include those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, as well as in our condensed consolidated financial statements, related notes, and the other information appearing elsewhere in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, file with the Securities Exchange Commission (the "SEC") on May 9, 2025, our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 12, 2025, as amended by Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on April 17, 2025, and our other filings with the SEC. The inclusion of forward-looking information should not be regarded as a representation by us, our management or any other person that the future plans, estimates, or expectations contemplated by us will be achieved. Given these uncertainties, you should not place undue reliance on any forward-looking statements in this Quarterly Report on Form 10-Q.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject, including, but not limited to, statements regarding the reorganization of ContextLogic Inc. and ContextLogic Holdings Inc.; the strategic alternatives considered by our Board of Directors, including the decisions taken thereto; future financial performance; our future liquidity and operating expenditures; financial condition and results of operations; competitive changes in the marketplace; the outcome of ongoing litigation; our expected tax rate; the effect of changes in or the application of new or revised tax laws; the effect of new accounting pronouncements; our voluntary delisting on Nasdaq; and other characterizations of future events or circumstances. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the SEC as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

ii

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

CONTEXTLOGIC HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in millions, shares in thousands, except par value)

(Unaudited)

	As of June 30,	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$27	$66
Marketable securities	192	83
Prepaid expenses and other current assets	2	7
Total current assets	221	156
Total assets	$221	$156
Liabilities, Redeemable Non-controlling Interest, and Stockholders’ Equity
Current liabilities:
Accounts payable	$1	$—
Accrued liabilities	2	5
Total current liabilities	3	5
Total liabilities	3	5
Commitments and contingencies (Note 6)
Redeemable non-controlling interest (Note 7)	76	—
Stockholders’ equity:
Preferred stock, $0.0001 par value: 100,000 shares authorized as of June 30, 2025 and December 31, 2024; No shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value: 3,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 26,683 and 26,299 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	3,481	3,481
Accumulated deficit	(3,339)	(3,330)
Total stockholders’ equity	142	151
Total liabilities, redeemable non-controlling interest, and stockholders’ equity	$221	$156

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, shares in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue	$—	$7	$—	$43
Cost of revenue	—	6	—	36
Gross profit	—	1	—	7
Operating expenses:
Sales and marketing	—	3	—	18
Product development	—	4	—	26
General and administrative	7	13	13	35
Total operating expenses	7	20	13	79
Loss from operations	(7)	(19)	(13)	(72)
Other income, net:
Interest and other income, net	2	2	4	2
Gain on Asset Sale	—	4	—	4
Loss before provision for income taxes	(5)	(13)	(9)	(66)
Provision for income taxes	—	—	—	6
Net loss	(5)	(13)	(9)	(72)
Adjustments attributable to redeemable non-controlling interest (Note 7)	(1)	—	(4)	—
Net loss attributable to redeemable non-controlling interest (Note 7)	—	—	—	—
Net loss attributable to common stockholders	$(6)	$(13)	$(13)	$(72)
Net loss per share attributable to common stockholders, basic and diluted	$(0.23)	$(0.50)	$(0.49)	$(2.87)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	26,603	25,858	26,456	25,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net loss	$(5)	$(13)	$(9)	$(72)
Other comprehensive income:
Unrealized holding losses on derivatives and marketable securities, net of tax	—	—	—	(1)
Foreign-exchange related adjustment included in Asset Sale	—	9	—	9
Foreign currency translation adjustment	—	—	—	(1)
Other comprehensive income	—	9	—	7
Total comprehensive loss	(5)	(4)	(9)	(65)
Less: adjustments attributable to redeemable non-controlling interest	(1)	—	(4)	—
Less: comprehensive loss attributable to redeemable non-controlling interest	—	—	—	—
Comprehensive loss attributable to common stockholders	$(6)	$(4)	$(13)	$(65)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

($ in millions, shares in thousands)

(Unaudited)

	Three Months Ended June 30, 2025
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balances as of March 31, 2025	26,314	$—	$3,479	$(3,334)	$145
Issuance of common stock upon settlement of restricted stock units	369	—	—	—	—
Stock-based compensation	—	—	3	—	3
Net loss	—	—	—	(5)	(5)
Accrued distributions and accretion to adjust redemption value of subsidiary's Preferred Units	—	—	(1)	—	(1)
Balances as of June 30, 2025	26,683	$—	$3,481	$(3,339)	$142

	Six Months Ended June 30, 2025
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balances as of December 31, 2024	26,299	$—	$3,481	$(3,330)	$151
Issuance of common stock upon settlement of restricted stock units	384	—	—	—	—
Stock-based compensation	—	—	4	—	4
Net loss	—	—	—	(9)	(9)
Accrued distributions and accretion to adjust redemption value of subsidiary's Preferred Units	—	—	(4)	—	(4)
Balances as of June 30, 2025	26,683	$—	$3,481	$(3,339)	$142

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

($ in millions, shares in thousands)

(Unaudited)

	Three Months Ended June 30, 2024
	Common Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balances as of March 31, 2024	24,398	$—	$3,478	$(9)	$(3,305)	$164
Issuance of common stock upon settlement of restricted stock units	1,814	—	—	—	—	—
Shares withheld related to net share settlement	(1)	—	—	—	—	—
Stock-based compensation	—	—	3	—	—	3
Other comprehensive income	—	—	—	9	—	9
Derecognition of accumulated currency translation on asset sale	—	—	—	—	(9)	(9)
Net loss	—	—	—	—	(13)	(13)
Balances as of June 30, 2024	26,211	$—	$3,481	$—	$(3,327)	$154

	Six Months Ended June 30, 2024
	Common Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balances as of December 31, 2023	24,229	$—	$3,470	$(7)	$(3,246)	$217
Issuance of common stock upon settlement of restricted stock units	2,102	—	—	—	—	—
Shares withheld related to net share settlement	(120)	—	(1)	—	—	(1)
Stock-based compensation	—	—	12	—	—	12
Other comprehensive income	—	—	—	7	—	7
Derecognition of accumulated currency translation on asset sale	—	—	—	—	(9)	(9)
Net loss	—	—	—	—	(72)	(72)
Balances as of June 30, 2024	26,211	$—	$3,481	$—	$(3,327)	$154

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net loss attributable to common stockholders	$(13)	$(72)
Net loss and adjustment attributable to redeemable non-controlling interest	4	—
Net loss	(9)	(72)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	1
Noncash lease expense	—	1
Stock-based compensation	4	12
Net accretion of discounts and premiums on marketable securities	(3)	(1)
Gain on Asset Sale	—	(4)
Changes in operating assets and liabilities:
Prepaid expenses, other current and noncurrent assets	—	(1)
Accounts payable	—	(16)
Merchants payable	—	(8)
Accrued and refund liabilities	(2)	(6)
Lease liabilities	—	(2)
Other current and noncurrent liabilities	—	6
Net cash used in operating activities	(10)	(90)
Cash flows from investing activities:
Proceeds from Asset Sale, net of cash disposed	—	(133)
Purchases of marketable securities	(190)	(47)
Maturities of marketable securities	83	145
Net cash used in investing activities	(107)	(35)
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible Preferred Units, net	72	—
Payment of taxes related to RSU settlement	—	(1)
Net cash provided by (used in) financing activities	72	(1)
Foreign currency effects on cash, cash equivalents and restricted cash	—	(2)
Net decrease in cash, cash equivalents and restricted cash	(45)	(128)
Cash, cash equivalents and restricted cash at beginning of period	73	238
Cash, cash equivalents and restricted cash at end of period	$28	$110
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$27	$103
Restricted cash included in prepaid and other current assets in the condensed consolidated balance sheets	1	7
Total cash, cash equivalents and restricted cash	$28	$110
Supplemental cash flow disclosures:
Cash paid for operating leases	$—	$3
Cash paid for income taxes, net of refunds	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC HOLDINGS INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. OVERVIEW, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

ContextLogic Holdings Inc. (the "Company", "ContextLogic", "we", “our” or "us") is a publicly traded company currently seeking to develop and grow a de novo business and finance potential future bolt-on acquisitions of assets or businesses that are complementary to its operations. The Company currently does not generate revenue.

Reorganization

On July 24, 2025, subsequent to the quarter-end, the Company's stockholders approved, and, on August 7, 2025, the Company completed, a reorganization under Section 251 of the Delaware General Corporation Law (the "Reorganization"). Under the Reorganization, ContextLogic Inc. became a wholly owned subsidiary of ContextLogic and (i) each outstanding share of Class A common stock of ContextLogic Inc. was exchanged for one share of common stock of ContextLogic, (ii) each option to purchase shares of common stock of ContextLogic Inc. was assumed by ContextLogic and became exercisable for an equivalent number of shares of common stock of ContextLogic and (iii) each restricted stock unit to be settled in shares of common stock of ContextLogic Inc. was assumed by ContextLogic and remains subject to the same terms and conditions as were applicable to such restricted stock unit award, but was converted into an award with respect to the same number of shares of common stock of ContextLogic. Each share of common stock of ContextLogic is subject to certain transfer restrictions that prohibit transfers having the effect of increasing the ownership of ContextLogic stock by (i) any person from less than 4.9% to 4.9% or more or (ii) any person owning or deemed to own 4.9% or more of ContextLogic stock. In conjunction with the Reorganization, ContextLogic Inc. was converted into a Delaware limited liability company (“ContextLogic LLC”). ContextLogic succeeds as the reporting entity under Exchange Act Rule 12g-3(a) and is trading under the OTCQB Venture Market with the ticker “LOGC.”

ContextLogic LLC (formerly known as ContextLogic Inc.) was incorporated in the state of Delaware in June 2010 and was converted to a limited liability company in August 2025, in conjunction with the Reorganization, and ContextLogic Holdings Inc. was incorporated in the state of Delaware in April 2025. All references to the “Company” are to ContextLogic LLC, prior to the Reorganization and to ContextLogic Holdings Inc. subsequent to the Reorganization. The Company is headquartered in Oakland, California.

The Reorganization was accounted for as a common-control transaction under Accounting Standards Codification 805-50, and historical carrying amounts were maintained in the condensed consolidated financial statements. The Reorganization will preserve the Company's approximately $2.7 billion in net operating losses ("NOLs") by implementing transfer restrictions at the holding-company level to prevent an "ownership change" under Internal Revenue Code Section 382, while enhancing structural flexibility for future acquisitions. The Company's NOLs are expected to increase to approximately $2.9 billion following the filing of its 2024 U.S. federal tax return. Estimated transaction costs of approximately $1 million were expensed as incurred.

Asset Sale

On April 19, 2024, following the vote by a majority of the outstanding shares of the Company’s common stock and the satisfaction of other customary closing conditions the Company consummated the transaction pursuant to that certain asset purchase agreement (the “Asset Purchase Agreement”) with Qoo10 Inc., a Delaware corporation (“Qoo10 Delaware”), and, for certain specified purposes, Qoo10 Pte. Ltd., a Singapore private limited company and Qoo10 Delaware’s parent company (“Qoo10”), pursuant to which (i) the Company agreed to sell substantially all of its assets to Qoo10 Delaware or an affiliate designated by Qoo10 Delaware (such designated affiliate, the “Buyer”), other than (A) the Company’s NOLs and certain other tax attributes, (B) the Company’s marketable securities and (C) certain of the Company’s cash and cash equivalents, and (ii) Qoo10 agreed to acquire those assets and assume substantially all of the Company’s liabilities as specified in the Asset Purchase Agreement (the “Asset Sale”).

Prior to the Asset Sale, the Company owned and operated the Wish platform (“Wish”). The Wish platform generated revenue for the Company from the marketplace and logistics services provided to merchants. As a result of the Asset Sale, the Wish platform and all related operating assets were sold to the Buyer. The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q reflect the Asset Sale as it was completed on April 19, 2024. Accordingly, the condensed consolidated financial statements and the narrative description of the Company’s business, assets, liabilities and risks contained in the related Notes to Unaudited Condensed Consolidated Financial Statements, as well as in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect, where applicable, the pre-Asset Sale operations, the results of the Asset Sale, and the post-Asset Sale activities.

The net assets associated with the Asset Purchase Agreement met the criteria to be classified as assets held for sale upon approval of the stockholders on April 18, 2024. On April 19, 2024, all outstanding unvested restricted awards for employees and directors were accelerated and fully vested. Following the Asset Sale, substantially all of the Company's employees became employees of the Buyer.

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary along with ContextLogic Holdings, LLC ("Holdings LLC"), a Delaware limited liability company, for which the Company is the majority owner. All intercompany balances and transactions have been eliminated in consolidation. The interim condensed consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 are unaudited. In the opinion of management, the interim financial data includes all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the interim periods. The consolidated balance sheet as of December 31, 2024 is derived from the audited consolidated financial statements, however, it does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission ("SEC") on March 12, 2025, as amended by Amendment No. 1 to Annual Report on Form 10-K/A, which was filed with the SEC on April 17, 2025 (as amended, the “2024 Form 10-K”). The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future interim periods.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. These estimates form the basis for judgments the Company makes about the carrying values of its assets and liabilities that are not readily available from other sources. These estimates include, but are not limited to, fair value of financial instruments, contingent liabilities, and uncertain tax positions.

Redeemable Non-Controlling Interest

Redeemable non-controlling interest represents the shares of the Class A convertible preferred units ("Preferred Units") issued by Holdings LLC to BCP Special Opportunities Fund III Originations LP, a Delaware limited partnership (the “Investor”) who has a 20.8% ownership of Holdings LLC. The Preferred Units are redeemable upon (i) a liquidation, (ii) at the Investor's option upon Holdings LLC failing to complete an acquisition on or prior to the second anniversary of the initial closing on March 6, 2025 ("Initial Closing") or (iii) at Holdings LLC's option on or after the fifth anniversary of an acquisition event. If the interest of the minority investors were to be redeemed under this agreement, the Company would be required to redeem the interest based on a prescribed formula in the amended and restated investment agreement (the “A&R Investment Agreement”). Holdings LLC is required to seek written consent from the Investor prior to the consummation of an acquisition. As such, the redemption of the Preferred Units is outside the control of Holdings LLC and the Company has classified the Preferred Units as mezzanine equity.

The balance of the redeemable non-controlling interest is reported at the greater of the initial carrying value amount adjusted for the redeemable non-controlling interest's share of earnings or losses or its estimated redemption value. The resulting changes in the estimated redemption amount are recorded with corresponding adjustments against retained earnings or, in the absence of retained earnings, additional paid-in capital. These interests are presented on the condensed consolidated balance sheet outside of stockholders' equity under the caption "Redeemable non-controlling interest." Refer to Note 7 – Redeemable Non-Controlling Interest for additional information.

Summary of Significant Accounting Policies

Besides the above mentioned policy on the redeemable non-controlling interest, there have been no changes to the Company’s significant accounting policies described in its 2024 Form 10-K that have had a material impact on its condensed consolidated financial statements.

Accounting Pronouncements

The Company has reviewed recent accounting pronouncements and concluded as follows:

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of specified information about certain costs and expenses including the amounts of purchase of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities, and the total amount of selling expenses and an entity's definition of selling expenses. The amendments in this ASU are effective to all public business entities for fiscal years beginning after December 15, 2026. Early adoption is permitted. The Company is evaluating the impact this amended guidance may have on the footnotes to the consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments in this ASU are effective to entities that settle convertible debt instruments for fiscal years beginning after December 15, 2025. Early adoption is permitted for all entities that have adopted the amendments in ASU No. 2020-06. This amended guidance is not expected to have an impact on the footnotes of the consolidated financial statements.

In January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU No. 2024-03 to be annual reporting periods beginning after December 15, 2026 and interim periods within the annual reporting periods beginning after December 15, 2027. The amendments in this ASU are effective to all public business entities. Early adoption is permitted. This amended guidance is not expected to have an impact on the footnotes of the consolidated financial statements.

In March 2025, the FASB issued ASU No. 2025-02, Liabilities (Topic 405)—Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122, which deleted an SEC paragraph originally titled "Accounting for Obligations to Safeguard Crypto Assets an Entity Holds for Its Platform User." This amended guidance is not applicable to the Company.

In April 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which revises guidance for determining the accounting acquirer for a transaction that is (a) effected primarily by exchanging equity interests and (b) in which the legal acquiree is a variable interest entity ("VIE") that meets the definition of a business. If such requirements are met, an entity must consider the factors in paragraphs 805-10-55-12 through 55-15 to determine which entity is the accounting acquirer. The amendments in this ASU are effective to all entities involved in acquisition transactions effected primarily by exchanging equity interests when the legal acquiree is a VIE that meets the definition of a business for annual reporting periods beginning after December 15, 2026 and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an interim or annual reporting period. This amended guidance is not expected to have an impact on the Company.

In May 2025, the FASB issued ASU No. 2025-04, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer, which makes various amendments so that revenue recognition will no longer be delayed when an entity grants awards that are not expected to vest. This is expected to result in estimates of the transaction price that better reflect the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer. The amendments in this ASU are effective to entities who issue share-based consideration to a customer that is within the scope of Topic 606 beginning for annual reporting periods after December 15, 2026 and interim reporting periods within those annual reporting periods. Early adoption is permitted. This amended guidance is not expected to have an impact on the Company.

NOTE 2. DISAGGREGATION OF REVENUE

Following the completion of the Asset Sale, the Company no longer has revenue as it has no marketplace and logistics operations.

Prior to the Asset Sale, the Company generated revenue from marketplace and logistics services provided to its customers.

Prior to the Asset Sale, revenue was recognized as the Company transferred control of promised goods or services to its customers in an amount that reflects the consideration the Company expected to be entitled to in exchange for those goods or services. The Company considered both the merchant and the user to be customers, depending on the revenue stream. The Company evaluated whether it is appropriate to recognize revenue on a gross or net basis based upon its evaluation of whether the Company obtained control of the specified goods or services by considering if it was primarily responsible for fulfillment of the promise, had inventory risk and had latitude in establishing pricing and selecting suppliers, among other factors. Based on these factors, marketplace revenue was generally recognized on a net basis and logistics revenue was generally recognized on a gross basis. Revenue excluded any amounts collected on behalf of third parties, including indirect taxes.

Marketplace Revenue

Prior to the Asset Sale, the Company provided a mix of marketplace services to its customers. The Company provided merchants access to its marketplace where merchants displayed and sold their products to users. The Company also provided ProductBoost services to help merchants promote their products within the Company’s marketplace.

Prior to the Asset Sale, marketplace revenue included commission fees collected in connection with user purchases of the merchants’ products. The commission fees varied depending on factors such as geography, product category, Wish Standards' tier, item value and dynamic pricing. The Company recognized revenue when a user’s order was processed, and the related order information had been made available to the merchant. Commission fees were recognized net of estimated refunds and chargebacks. Marketplace revenue also included ProductBoost revenue generated by increasing exposure for a merchant’s relevant products within the Company's marketplace. The Company recognized ProductBoost revenue based on the number of impressions delivered, or clicks by users.

Logistics Revenue

Prior to the Asset Sale, the Company’s logistics offering for merchants was designed for direct end-to-end single order shipment from a merchant’s location to the user. Logistics services included transportation and delivery of the merchant’s products to the user. Merchants were required to prepay for logistics services on a per order basis.

Prior to the Asset Sale, the Company recognized revenue over time as the merchant simultaneously received and consumed the logistics services benefit as the logistics services were performed. The Company used an output method of progress based on days in transit as the Company believed that it best depicted the Company’s progress toward complete satisfaction of the performance obligation.

The following table shows the disaggregated revenue for the applicable periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in millions)
Core marketplace revenue	$—	$2	$—	$13
ProductBoost revenue	—	1	—	4
Marketplace revenue	—	3	—	17
Logistics revenue	—	4	—	26
Revenue	$—	$7	$—	$43

NOTE 3. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENT

The Company’s financial instruments consist of cash equivalents, marketable securities, accounts payable, and accrued liabilities. Cash equivalents’ carrying value approximates fair value at the balance sheet dates, due to the short period of time to maturity. Marketable securities are recognized at fair value. Accounts payable and accrued liabilities carrying values approximate fair value due to the short time to the expected receipt or payment date.

Assets and liabilities recognized at fair value on a recurring basis in the condensed consolidated balance sheets consisting of cash equivalents and marketable securities are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows:

	June 30, 2025
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash equivalents:
Money market funds	$2	$2	$—	$—
U.S. treasury bills	25	—	25	—
Total cash equivalents	$27	$2	$25	$—
Marketable securities:
U.S. treasury bills	$192	$—	$192	$—
Total marketable securities	$192	$—	$192	$—
Total financial assets	$219	$2	$217	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash equivalents:
Money market funds	$2	$2	$—	$—
U.S. treasury bills	64	—	64	—
Total cash equivalents	$66	$2	$64	$—
Marketable securities:
U.S. treasury bills	$83	$—	$83	$—
Total marketable securities	$83	$—	$83	$—
Total financial assets	$149	$2	$147	$—

As of June 30, 2025, the Company’s “cash and cash equivalents” line item was comprised of cash deposited with banks, U.S. treasury bills, and money market funds, and “marketable securities” was comprised solely of government securities. The Company classifies cash equivalents and marketable securities within Level 1 or Level 2 because the Company uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value

The following table summarizes the contractual maturities of the Company’s marketable securities:

	June 30,		December 31,
	2025		2024
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$192	$192	$83	$83
Total marketable securities	$192	$192	$83	$83

All of the Company’s available-for-sale marketable securities are subject to a periodic evaluation for a credit loss allowance and impairment review. The Company did not identify any of its available-for-sale marketable securities requiring an allowance for credit loss or as other-than-temporarily impaired in any of the periods presented. Additionally, the unrealized net loss and net gain on available-for-sale marketable securities as of June 30, 2025 and December 31, 2024 were insignificant. As of June 30, 2025 and December 31, 2024, those investments with an original maturity of three months or less were classified as cash equivalents and those investments with original maturities beyond three months were classified as marketable securities. The Company has classified all of the marketable securities as available-for-sale.

NOTE 4. ASSET SALE

As set forth in Note 1 – Overview, Basis of Presentation and Significant Accounting Policies, on February 10, 2024, the Company entered into the Asset Purchase Agreement and consummated the Asset Sale on April 19, 2024 following approval by the Company’s stockholders on April 18, 2024.

The assets and liabilities of the disposed of business at the date of disposition i.e. April 19, 2024, were as follows:

(in millions)
Assets
Cash and cash equivalents	$177
Funds receivable	6
Prepaid expenses and other current assets	20
Property and equipment, net	3
Right-of-use assets	5
Other assets	3
Total assets held for sale	214
Liabilities
Accounts payable	13
Merchants payable	67
Refunds liability	1
Accrued liabilities	79
Lease and other liabilities	13
Total liabilities held for sale	173
Net Assets	$41

As a result of the Asset Sale, the Company recorded a gain on Asset Sale of $4 million in the condensed consolidated statements of operations.

(in millions)
Purchase price per Asset Sale	$173
Add: Transaction costs paid by buyer on behalf of the Company at closing	6
Less: Excluded cash at closing	(123)
Less: Cash adjustment pursuant to the Asset Sale	(11)
Net proceeds	45
Less: Net assets sold pursuant to the Asset Sale	(41)
Gain on Asset Sale	$4

Excluded cash consists of the Company's certain cash and cash equivalents and marketable securities.

NOTE 5. BALANCE SHEET COMPONENTS

Accrued liabilities consist of the following:

	June 30,	December 31,
	2025	2024
	(in millions)
Accrued services(1)	$1	$1
Other (2)	1	4
Total accrued liabilities	$2	$5

(1)
Accrued services primarily consist of professional services and other services for both 2025 and 2024. The services in 2025 are primarily associated with legal services.
(2)
Other accrued liabilities primarily consist of other payables to Qoo10 related to restricted cash held at JPMorgan for the One Sansome lease's letter of credit. When the letter of credit is closed and the restriction on cash is lifted, this payable will be repaid.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Revolving Credit Facility

In November 2020, the Company entered into a five-year $280 million senior secured revolving credit facility (the “Revolving Credit Facility”). The Company also entered into letters of credit from time to time, which reduced its borrowing capacity under the Revolving Credit Facility. Interest on any borrowings under the Revolving Credit Facility accrued at either an adjusted reference rate plus 1.50% or at an alternative base rate plus 0.50%, at the Company’s election, and the Company was required to pay a commitment fee that accrued at 0.25% per annum on the unused portion of the aggregate commitments under the Revolving Credit Facility. The Company was required to pay a fee that accrued at 1.50% per annum on the average daily amount available to be drawn under any letters of credit outstanding under the Revolving Credit Facility. In March 2024, the Company executed a letter to reduce the Revolving Credit Facility from an aggregate principal amount of $280 million to $7 million.

The Revolving Credit Facility contained customary conditions to borrowing, events of default and covenants, including covenants that restricted the Company’s ability (and the ability of certain of the Company’s subsidiaries) to incur indebtedness, grant liens, make certain fundamental changes and asset sales, make distributions to stockholders, make investments or engage in transactions with affiliates. It also contained a minimum liquidity financial covenant of $350 million, which included unrestricted cash and any available borrowing capacity under the Revolving Credit Facility. The obligations under the Revolving Credit Facility were secured by liens on substantially all of the Company’s domestic assets and were guaranteed by any material domestic subsidiaries, subject to customary exceptions. A standby letter of credit (the "Letter of Credit") in the amount of approximately $7 million was issued under the Revolving Credit Facility in conjunction with the lease of the Company’s previous headquarters in San Francisco, California. Fees incurred under the Revolving Credit Facility were insignificant for the six months ended June 30, 2025 and 2024.

At the closing of the Asset Sale on April 19, 2024, the Company terminated the Revolving Credit Facility. At that closing, the Letter of Credit ceased to be issued under the Revolving Credit Facility and was cash collateralized in equal amounts by the Company and the Buyer. Furthermore, the Company's previous headquarters was transferred to the Buyer, which has assumed the Company's obligations under the lease for those headquarters upon closing of the Asset Sale.

During the six months ended June 30, 2025, the Letter of Credit was reduced to $1 million. In July 2025, the Letter of Credit was closed. Refer to Note 12 – Subsequent Events for additional information.

Legal Contingencies and Proceedings

Beginning in May 2021, four putative class action lawsuits were filed in the U.S. District Court for the Northern District of California against the Company, its directors, certain of its officers and the underwriters named in its initial public offering (“IPO”) registration statement alleging violations of securities laws based on statements made in its registration statement on Form S-1 filed with the SEC in connection with its IPO and seeking monetary damages. One of these cases has since been dismissed by the plaintiff and the remaining three have been coordinated and consolidated. In May 2022, the Court appointed lead plaintiffs, who subsequently filed an amended consolidated class action complaint pursuant to Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. On April 10, 2023, the plaintiffs filed an amended complaint and asserted only claims made under Sections 11 and 15 of the Securities Act. In December 2023, the Court granted the defendants' motion to dismiss the first amended consolidated complaint. In February 2024, plaintiffs filed a second amended consolidated complaint, which the defendants have moved to dismiss. In August 2024, the Court granted the motion to dismiss without leave to amend and with prejudice. In September 2024, plaintiffs filed a motion to alter judgment noticed for hearing in January 2025. In February 2025, the court denied the plaintiffs' motion to alter judgement. In March 2025, plaintiffs filed a notice of appeal to the Ninth Circuit. The Company believes these lawsuits are without merit and intends to vigorously defend them. Based on the preliminary nature of the proceedings in these cases, the Company cannot estimate a range of potential losses at this point in time.

In August 2021, a shareholder derivative action purportedly brought on behalf of the Company, Patel v. Szulczewski, was filed in the U.S. District Court for the Northern District of California alleging that the Company’s directors and officers made or caused the Company to make false and/or misleading statements about the Company’s business operations and financial prospects in various public filings. Plaintiff asserts claims for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, violations of Section 14(a) of the Exchange Act, and for contribution under Sections 10(b) and 21D of the Exchange Act and is seeking monetary damages. This matter is currently stayed. The Company believes this lawsuit is without merit and it intends to vigorously defend it. Based on the preliminary nature of the proceedings in these cases, the Company cannot estimate a range of potential losses at this point in time.

As of June 30, 2025, in the opinion of management, there were no other legal contingency matters that arose in the ordinary course of business, either individually or in aggregate, that would have a material adverse effect on the financial position, results of operations, or cash flows of the Company. Given the unpredictable nature of legal proceedings, the

Company bases its estimate on the information available at the time of the assessment. As additional information becomes available, the Company will reassess the potential liability and may revise the estimate.

NOTE 7. REDEEMABLE NON-CONTROLLING INTEREST

In March 2025, Holdings LLC entered into the A&R Investment Agreement with the Investor under which Holdings LLC may issue up to 150,000 Preferred Units for an aggregate purchase price of up to $150 million (the "Investment Transaction"). An initial closing of the Investment Transaction occurred in March 2025 whereby Holdings LLC issued and sold 75,000 Preferred Units for an aggregate purchase price of $75 million.

The Preferred Units (a) have a stated value of $1,000 per share; (b) accrue a distribution of 4.0% per annum of the Class A accrued amount, which is the product of the number of Class A preferred units outstanding multiplied by their stated value plus all Class A distributions accrued but not yet paid, until the consummation of an acquisition of businesses or assets with an aggregate enterprise value of at least $100 million ("Acquisition"); (c) accrue a distribution of 8.0% per annum of the Class A accrued amount from the date of the consummation of an Acquisition; and (d) convert into newly issued Class B common units ("Common Units") equal to the conversion ratio multiplied by the number of Preferred Units submitted for conversion, where the conversion ratio is the Class A accrued amounts plus any accrued and unpaid distributions which have not been added to the Class A accrued amount yet divided by $8.00 (subject to adjustment as set forth in the Amended and Restated Limited Liability Company Agreement of Holdings LLC). Accrued distributions can be settled either in cash or through conversion to Common Units. As of June 30, 2025, Holdings LLC had accrued distributions of $1 million on the outstanding Preferred Units. The accrued distributions are treated as a deemed dividend and are recorded as an adjustment to additional paid-in capital.

The Preferred Units are convertible only into Common Units of Holdings LLC and only redeemable upon (i) an “ordinary liquidation”, (ii) at the Investor's option upon Holdings LLC's failure to complete an acquisition on or prior to the second anniversary of the Initial Closing or (iii) at Holdings LLC's option on or after the fifth anniversary of an acquisition event. Holdings LLC is required to seek written consent from the Investor prior to the consummation of an acquisition. As such, the redemption of the Preferred Units is outside the control of Holdings LLC and the Company has classified the Preferred Units as mezzanine equity.

The Preferred Units included the right to participate, at the Company's sole discretion, in a future investment of 75,000 additional Preferred Units for $75 million, contingent on the Acquisition. The Company concluded that this future tranche right was not a freestanding financial instrument, as it was neither separately exercisable nor legally detachable. It was evaluated as an embedded derivative and was not bifurcated, as it lacked net settlement characteristics and therefore did not meet the definition of a derivative.

The Preferred Units have been initially recognized at a fair value of $75 million, the proceeds on the date of issuance. This amount has been reduced by $3 million, the cost of issuing the Preferred Units, resulting in an adjusted initial carrying value of $72 million. The adjusted initial carrying value is being accreted to the redemption value at the end of each reporting period. The accretion to the redemption value is treated as a deemed dividend and is recorded as an adjustment to Holdings LLC's additional paid-in capital. As of June 30, 2025, the Company has accreted $4 million, including $1 million of accrued distributions, bringing the redemption value of the redeemable non-controlling interest to $76 million.

The following table summarizes Holdings LLC's non-controlling interest presented as a separate component of the Company's condensed consolidated statements of operations:

	Three months ended	Six months ended
	June 30, 2025	June 30, 2025
	(in millions)	(in millions)
Net loss attributable to redeemable non-controlling interest	$—	$—

The following table summarizes the activity in the redeemable non-controlling interest for the period indicated below:

Six months ended
June 30, 2025
(in millions)
Balance, beginning of period	$—
Adjusted issuance of subsidiary's Preferred Units to redeemable non-controlling interest	72
Accretion to adjust redemption value of subsidiary's Preferred Units	3
Distributions accrued to holders of subsidiary's Preferred Units	1
Balance, end of period	$76

NOTE 8. EQUITY Award activity and STOCK-based compensation

Equity Award Activity

A summary of activity under the equity plans and related information was as follows:

	Options Outstanding			RSUs Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Number of RSUs
	(in thousands)			(in thousands)
Balances as of December 31, 2024	366	$18.00	1.3	481
Granted	—			270
Exercised or vested	—			(384)
Forfeited or cancelled	—			—
Balances as of June 30, 2025	366	$18.00	0.8	367

The weighted-average grant date fair value of restricted stock was $7.51 and $7.00 per share for the three and six months ended June 30, 2025, respectively, and $5.46 per share for both the three and six months ended June 30, 2024. As of June 30, 2025, 3,941 thousand shares remained available for grant under the Company’s equity incentive plans.

Stock-Based Compensation Expense

Total stock-based compensation expense included in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in millions)
Sales and marketing	$—	$—	$—	$1
Product development	—	1	—	6
General and administrative	3	2	4	5
Total stock-based compensation	$3	$3	$4	$12

The Company will recognize the remaining $2 million of unrecognized stock-based compensation expense related to restricted stock units ("RSUs") granted following the Asset Sale over a weighted-average period of approximately 1 year and the remaining $6 million of unrecognized stock-based compensation related to Class P Units over a weighted-average period of approximately 4 years.

Class P Units

On March 6, 2025, the Board approved, and the Company entered into, an employment agreement for Mr. Rishi Bajaj to serve as the Chief Executive Officer ("CEO"), including a revised compensation package (the “Employment Agreement”), effective March 6, 2025 (the “Effective Date” or "Valuation Date"). On the Effective Date, Mr. Bajaj was awarded 2,372,000 Class P units (the “Class P Units”) in Holdings LLC, consisting of (i) an award of 474,000 time-based Class P Units (the “Time Vesting Grant”) which will vest over time, in four (4) equal installments, subject to Mr. Bajaj’s continuous service, with 25% of the Time Vesting Grant vesting on the first anniversary of the Effective Date and an additional 25% on each anniversary thereafter; and (ii) an award targeted at 1,423,000 performance-based Class P Units (the “Performance Vesting Grant”) which will be earned and will vest based on the achievement of specified performance criteria, up to a maximum of 1,898 thousand performance-based Class P Units, subject to Mr. Bajaj’s continuous service through the four (4) year anniversary of the Effective Date.

If Mr. Bajaj’s employment is terminated due his death or Disability (as defined in the Employment Agreement), then (a) the Time Vesting Grant will immediately vest upon termination; and (b) the Performance Vesting Grant will remain outstanding through the four (4) year anniversary of the Effective Date and will vest as follows: (A) 712,000 of the Class P

Units will vest upon the date the performance metrics applicable to such Class P Units are achieved; (B) 712,000 of the Class P Units will vest upon the date the performance metrics applicable to such Class P Units are achieved; and (C) 474,000 of the Class P Units will vest upon the date the performance metrics applicable to such Class P Units are achieved.

If Mr. Bajaj’s employment is terminated by the Company without Cause (other than by reason of Disability) or by Mr. Bajaj for Good Reason (as such terms are defined in the Employment Agreement), then (a) the Time Vesting Grant will immediately vest upon termination; and (b) the Performance Vesting Grant will remain outstanding through the four (4) year anniversary of the Effective Date and will vest as follows: (A) 712,000 of the Class P Units will vest upon the later of (x) the two (2) year anniversary of the Effective Date or (y) the date the performance metrics applicable to such Class P Units are achieved; (B) 712,000 of the Class P Units will vest upon the later of (x) the three (3) year anniversary of the Effective Date or (y) the date the performance metrics applicable to such Class P Units are achieved; and (C) 474,000 of the Class P Units will vest upon the four (4) year anniversary of the Effective Date provided the performance metrics applicable to such Class P Units are achieved.

Changes in non-vested Class P Units for the six months ended June 30, 2025, were as follows (in thousands, except per share amounts):

	Time Vesting Grant		Performance Vesting Grant
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2025	—	$—	—	$—
Granted	474	3.21	1,898	2.39
Vested	—	—	—	—
Forfeited	—	—	—	—
Nonvested at June 30, 2025	474	$3.21	1,898	$2.39

A Monte Carlo simulation model under the option pricing method was used to estimate the fair value of the Class P Units. The fair value included a discount for lack of marketability, as these units are non-marketable, minority interests in Holdings LLC, without an active market and are subject to restrictions on transfer. The total cumulative fair value of the Time Vesting Grant and Performance Vesting Grant was $1 million and $5 million, respectively.

The valuation assumptions utilized for the Class P Units as of the March 6, 2025, grant date were as follows:

Expected time to a liquidity event (1)	5.00 years
Expected volatility (2)	39%
Risk-free interest rate (3)	3.98%
Equity value (4)	$222
Discount for lack of marketability	20%

(1) Represents the expected time to a liquidity event as of the measurement date.

(2) Because Holdings LLC is a private company that was formed on the grant date, it is not possible to base Holdings LLC’s expected volatility assumption on the historical volatility of the Holdings LLC’s stock price. A selected specific peer group was used to develop a volatility indication for Holdings LLC as of the Valuation Date using each peer company’s historical equity volatility over the period commensurate with the expected time to a liquidity event, adjusting for differences in financial leverage. The peer group was selected based on the types of companies that Holdings LLC will likely acquire.

(3) The risk-free rate equals the continuously compounded yield on zero-coupon U.S. Treasury Separate Trading of Registered Interest and Principal of Securities as of the Valuation Date for a period equal to the time from the Valuation Date until the expected liquidity event, assuming linear interpolation between terms.

(4) The fair value of the Company’s equity was estimated based on the capital contributions for the Preferred Units and Class B common units given that capital was contributed on the measurement date.

Compensation costs related to Class P Units are recognized based on the grant date fair value on a straight-line basis over the period starting on the grant date and ending on the fourth anniversary of the grant date. The Time Vesting grant vests based on satisfying a service-based condition. The Performance Vesting Grant vests based on satisfying a service-based vesting condition and a market condition. Compensation costs related to the Class P Units were insignificant for the three months and six months ended June 30, 2025. As of June 30, 2025, the number of non-vested units was 2,372,000 with a weighted-average grant date fair value of $2.55.

Compensation cost previously recognized for an award forfeited due to a failure to satisfy a service condition will be reversed by the Company in the period of the forfeiture.

NOTE 9. INCOME TAXES

The Company’s tax provision for the interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company assesses its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in the period of change.

The Company’s quarterly tax provision and the estimate of the annual effective tax rate is subject to fluctuation due to several factors, including variability in pre-tax earnings, the geographic distribution of the pre-tax earnings, tax law changes, non-deductible expenses, such as stock-based compensation, and changes in the estimate of the valuation allowance.

The provision for income taxes was $0 for the three and six months ended June 30, 2025, and $0 million and $6 million for the three and six months ended June 30, 2024, respectively. The year-over-year decrease in provision for income taxes was due to the sale of the Company's operating business and all foreign subsidiaries in April 2024. The Company continues to maintain a valuation allowance on its domestic net deferred tax assets which is excluded from the annual effective tax rate estimate.

The Company had no unrecognized tax benefits as of June 30, 2025 and December 31, 2024. There were no interest and penalties associated with the unrecognized tax benefits for the six months ended June 30, 2025 and December 31, 2024.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or other jurisdictions. All tax returns will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss or credits. Certain tax years are subject to foreign income tax examinations by tax authorities until the statute of limitations expire.

NOTE 10. Net loss per share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	($ in millions, shares in thousands, except per share data)
Numerator:
Net loss attributable to common stockholders	$(6)	$(13)	$(13)	$(72)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	26,603	25,858	26,456	25,086
Net loss per share, basic and diluted	$(0.23)	$(0.50)	$(0.49)	$(2.87)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect:

	As of June 30,
	2025	2024
	(in thousands)
Common stock options outstanding	366	366
Unvested restricted stock units outstanding	367	200
Total	733	566

NOTE 11. SEGMENT INFORMATION

The Company has determined that from January 1, 2024 through the date of the Asset Sale in April 2024, it operated in one reportable segment, and from the date of the Asset Sale, it does not have a reportable segment. The Company’s chief operating decision-maker is its CEO who makes operating decisions, assesses financial performance and allocates resources based on consolidated financial information.

The measure of segment assets is reported on the Company’s condensed consolidated balance sheets.

The Company’s only significant measures of profit and loss are general and administrative expenses and interest and other income, net which are each separately presented on the Company’s condensed consolidated statements of operations.

Prior to the Asset Sale, China accounted for substantially all of marketplace and logistics revenue during the three and six months ended June 30, 2024 based on the location of the merchants’ operations. Marketplace and logistics revenue from merchants based in the United States was immaterial.

Prior to the Asset Sale, the Company believed it was relevant to disclose geographical revenue information determined by the location of the users. Following the closing of the Asset Sale, the Company no longer considers geographic revenue information by users to be relevant.

NOTE 12. SUBSEQUENT EVENTS

On July 24, 2025, subsequent to the quarter-end, the Company's stockholders approved, and, on August 7, 2025, the Company completed, a reorganization under Section 251 of the Delaware General Corporation Law. Under the Reorganization, ContextLogic Inc. became a wholly owned subsidiary of ContextLogic and (i) each outstanding share of Class A common stock of ContextLogic Inc. was exchanged for one share of common stock of ContextLogic, (ii) each option to purchase shares of common stock of ContextLogic Inc. was assumed by ContextLogic and became exercisable for an equivalent number of shares of common stock of ContextLogic and (iii) each restricted stock unit to be settled in shares of common stock of ContextLogic Inc. was assumed by ContextLogic and remains subject to the same terms and conditions as were applicable to such restricted stock unit award, but was converted into an award with respect to the same number of shares of common stock of ContextLogic. Each share of common stock of ContextLogic is subject to certain transfer restrictions that prohibit transfers having the effect of increasing the ownership of ContextLogic stock by (i) any person from less than 4.9% to 4.9% or more or (ii) any person owning or deemed to own 4.9% or more of ContextLogic stock. In conjunction with the Reorganization, ContextLogic Inc. was converted into a Delaware limited liability company. ContextLogic succeeds as the reporting entity under Exchange Act Rule 12g-3(a)2 and is trading under the OTCQB Venture Market with the ticker “LOGC.”

On July 25, 2025, the Company closed the Letter of Credit and the restriction was lifted on the $1 million cash collateral. On August 4, 2025, the Company received the $1 million cash collateral that had been recorded as restricted cash included in prepaid and other current assets as of June 30, 2025 and repaid the $1 million to Qoo10 that had been included in accrued liabilities as of June 30, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2024 included in our Annual Report on Form 10-K for the year ended December 31, 2024, as amended by Amendment No. 1 to Annual Report on Form 10-K/A (as amended, the "2024 Form 10-K"). Unless otherwise indicated, all results presented are prepared in a manner that complies, in all material respects, with U.S. GAAP. Additionally, unless otherwise indicated, all changes identified for the current-period results represent comparisons to results for the prior corresponding fiscal period. Our discussion and analysis may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, the Special Note Regarding Forward-Looking Statements in this Quarterly Report on Form 10-Q, and elsewhere in this Quarterly Report on Form 10-Q. All references to "we", "us", "our", or "ContextLogic" or the "Company" refer to ContextLogic Inc. prior to the Reorganization and to ContextLogic Holdings Inc. subsequent to the Reorganization.

Company Reorganization

On July 24, 2025, subsequent to the quarter-end, our stockholders approved, and, on August 7, 2025, we completed, a reorganization under Section 251 of the Delaware General Corporation Law (the "Reorganization"). Under the Reorganization, ContextLogic Inc. became a wholly owned subsidiary of ContextLogic and (i) each outstanding share of Class A common stock of ContextLogic Inc. was exchanged for one share of common stock of ContextLogic, (ii) each option to purchase shares of common stock of ContextLogic Inc. was assumed by ContextLogic and became exercisable for an equivalent number of shares of common stock of ContextLogic and (iii) each restricted stock unit to be settled in shares of common stock of ContextLogic Inc. was assumed by ContextLogic and remains subject to the same terms and conditions as were applicable to such restricted stock unit award, but was converted into an award with respect to the same number of shares of common stock of ContextLogic. Each share of common stock of ContextLogic is subject to certain transfer restrictions that prohibit transfers having the effect of increasing the ownership of ContextLogic stock by (i) any person from less than 4.9% to 4.9% or more or (ii) any person owning or deemed to own 4.9% or more of ContextLogic stock. In conjunction with the Reorganization, ContextLogic Inc. was converted into a Delaware limited liability company (“ContextLogic LLC”). ContextLogic succeeds as the reporting entity under Exchange Act Rule 12g-3(a) and is trading under the OTCQB Venture Market with the ticker “LOGC.”

Delisting from Nasdaq

On May 30, 2025, the Company announced our intent to voluntarily delist the Company's Class A common stock from The Nasdaq Global Market and transition to the OTCQB Venture Market ("OTCQB"). Trading on the OTCQB under the symbol “LOGC” began June 3, 2025. Delisting expenses were insignificant and were recorded in general and administrative expenses for the quarter ended June 30, 2025. The move to OTCQB does not change SEC reporting requirements.

Asset Sale

On February 10, 2024, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Qoo10 Inc., a Delaware corporation (“Qoo10 Delaware”), and, for certain specified purposes, Qoo10 Pte. Ltd., a Singapore private limited company and Qoo10 Delaware’s parent company (“Qoo10”), pursuant to which (i) we agreed to sell substantially all of our assets to Qoo10 Delaware or an affiliate designated by Qoo10 Delaware (such designated affiliate, the “Buyer”), other than (A) our net operating losses (“NOLs”) and certain other tax attributes, (B) our marketable securities and (C) certain of our cash and cash equivalents, and (ii) Qoo10 agreed to acquire those assets and assume substantially all of our liabilities as specified in the Asset Purchase Agreement (the “Asset Sale”). On April 18, 2024, the holders of a majority of the outstanding shares of our common stock voted to approve the Asset Sale. Pursuant to such vote and satisfaction of other customary closing conditions, the Asset Sale closed on April 19, 2024, and immediately following the closing of the Asset Sale, we received/retained approximately $162 million in cash, cash equivalents and marketable securities (consisting of government securities)(the "Post-Closing Cash"), as well as the NOLs and other tax attributes described herein.

Following the completion of the Asset Sale, we have exited the operation of our marketplace and logistics business and other historical operations. However, we do not currently intend to liquidate. We are actively developing processes and procedures for evaluating strategic alternatives for the use of our Post-Closing Cash and reviewing, identifying and executing those strategic opportunities for the benefit of ContextLogic and its stockholders. Those alternatives are currently expected to include using the Post-Closing Cash to fund, at least in part, the acquisition of assets or a business that will potentially allow us to utilize and derive benefits from our NOLs and certain other tax attributes.

Overview

Prior to the completion of the Asset Sale, we were a marketplace and logistics business that connected merchants and consumers from around the world. Since the Asset Sale was consummated, as we pursue strategic opportunities, our primary source of income is interest earned on our marketable securities and cash and cash equivalents. Although our Board of Directors is evaluating various strategic alternatives regarding the use of the proceeds from the Asset Sale with a goal to maximize stockholder value, we have not yet identified any particular acquisitions or investments or committed to making any such decision by a particular date. We can provide no assurance that our Board of Directors and management will be able to attract the businesses we identify as viable for our objectives, due to competitive forces in the marketplace beyond our control, or consummate strategic transactions, including the acquisition of assets or a business, on terms and conditions that we believe will be in the best interests of ContextLogic and its stockholders. The Company is not registered under the Investment Company Act of 1940, as amended (“ICA”), and is not required to register as an investment company under the ICA.

Results of Operations

The following table shows our results of operations for the periods presented. The period-to-period comparison of financial results reflects business that we no longer operate and is not indicative of future results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in millions)
Revenue	$—	$7	$—	$43
Cost of revenue	—	6	—	36
Gross profit	—	1	—	7
Operating expenses:
Sales and marketing	—	3	—	18
Product development	—	4	—	26
General and administrative	7	13	13	35
Total operating expenses	7	20	13	79
Loss from operations	(7)	(19)	(13)	(72)
Other income, net
Interest and other income, net	2	2	4	2
Gain on Asset Sale	—	4	—	4
Loss before provision for income taxes	(5)	(13)	(9)	(66)
Provision for income taxes	—	—	—	6
Net loss	(5)	(13)	(9)	(72)
Adjustment attributable to redeemable non-controlling interest	(1)	—	(4)	—
Net loss attributable to redeemable non-controlling interest	—	—	—	—
Net loss attributable to common stockholders	$(6)	$(13)	$(13)	$(72)

Comparison of the Three and Six Months Ended June 30, 2025 and 2024

Since the consummation of the Asset Sale on April 19, 2024, we no longer earn operating revenue or incur related cost associated with the prior marketplace and logistics operations. We expect to incur general and administrative costs associated with evaluation of business opportunities and in the course of overseeing and curating the remaining assets.

Revenue

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	($ in millions, except percentages)
Core marketplace revenue	$—	$2	$(2)	(100)%	$—	$13	$(13)	(100)%
ProductBoost revenue	—	1	(1)	(100)%	—	4	(4)	(100)%
Marketplace revenue	—	3	(3)	(100)%	—	17	(17)	(100)%
Logistics revenue	—	4	(4)	(100)%	—	26	(26)	(100)%
Revenue	$—	$7	$(7)	(100)%	$—	$43	$(43)	(100)%

Revenue decreased $7 million, or 100%, to zero for the three months ended June 30, 2025 as compared to $7 million for the three months ended June 30, 2024. Revenue decreased $43 million, or 100%, to zero for the six months ended June 30, 2025 as compared to $43 million for the six months ended June 30, 2024. The decrease was attributable to the consummation of the Asset Sale in the prior year. As such, the comparable periods for the three and six months ended June 30, 2025 have none of the previous marketplace and logistics operations.

Cost of Revenue and Gross Margin

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	($ in millions, except percentages)
Cost of revenue	$—	$6	$(6)	(100)%	$—	$36	$(36)	(100)%
Gross Margin	—	14%			—	16%

Cost of revenue decreased $6 million, or 100%, to zero for the three months ended June 30, 2025 as compared to $6 million for the three months ended June 30, 2024. Cost of revenue decreased $36 million, or 100%, to zero for the six months ended June 30, 2025 as compared to $36 million for the six months ended June 30, 2024. This decrease was due to the consummation of the Asset Sale in the prior year. As such, the comparable periods for the three and six months ended June 30, 2025 have none of the previous marketplace and logistics operations.

Sales and Marketing

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	($ in millions, except percentages)
Sales and marketing	$—	$3	$(3)	(100)%	$—	$18	$(18)	(100)%

Sales and marketing expense decreased $3 million, or 100%, to zero for the three months ended June 30, 2025, compared to $3 million for the three months ended June 30, 2024. Sales and marketing expense decreased $18 million, or 100%, to zero for the six months ended June 30, 2025, compared to $18 million for the six months ended June 30, 2024. This decrease was due to the consummation of the Asset Sale in the prior year. As such, the comparable periods for the three and six months ended June 30, 2025 have none of the previous marketplace and logistics operations.

Product Development

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	($ in millions, except percentages)
Product development	$—	$4	$(4)	(100)%	$—	$26	$(26)	(100)%

Product development expense decreased $4 million, or 100%, to zero for the three months ended June 30, 2025, compared to $4 million for the three months ended June 30, 2024. Product development expense decreased $26 million, or 100%, to zero for the six months ended June 30, 2025, compared to $26 million for the six months ended June 30, 2024. This decrease was due to the consummation of the Asset Sale in the prior year. As such, the comparable periods for the three and six months ended June 30, 2025 have none of the previous marketplace and logistics operations.

General and Administrative

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	($ in millions, except percentages)
General and administrative	$7	$13	$(6)	(46)%	$13	$35	$(22)	(63)%

General and administrative expense decreased $6 million, or 46%, to $7 million for the three months ended June 30, 2025, compared to $13 million for the three months ended June 30, 2024. This decrease was primarily due to the consummation of the Asset Sale in the prior year as pre-Asset Sale operations contributed $4 million of expenses and the Company incurred an additional $2 million of severance expense related to the Asset Sale.

General and administrative expense decreased $22 million, or 63%, to $13 million for the six months ended June 30, 2025, compared to $35 million for the six months ended June 30, 2024. This decrease was primarily due to the consummation of the Asset Sale in the prior year. As such, the comparable period of the six months ended June 30, 2025 has none of the previous marketplace and logistics operations. The decrease was offset by $6 million of expenses for employees, which includes $3 million of stock based compensation; $3 million of expenses for the evaluation and pursuit of strategic alternatives; and $3 million of expenses for legal and other professional services.

Interest and Other Income, net

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	($ in millions, except percentages)
Interest and other income, net	$2	$2	$—	—	$4	$2	$2	100%

Interest and other income, net stayed consistent at $2 million for the three months ended June 30, 2025 and June 30, 2024. Interest and other income, net increased $2 million, or 100%, to $4 million for the six months ended June 30, 2025, compared to $2 million for the six months ended June 30, 2024. The increase was driven by the lack of foreign exchange gains or losses in 2025, which had previously offset $2 million interest income earned in the six months ended June 30, 2024.

Since the consummation of the Asset Sale, we expect to earn interest income on marketable securities and cash and cash equivalents that remain following the Asset Sale.

Gain on Asset Sale

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	($ in millions, except percentages)
Gain on Asset Sale	$—	$4	$(4)	(100)%	$—	$4	$(4)	(100)%

Gain on Asset Sale decreased $4 million, or 100%, to zero for the three months and six months ended June 30, 2025. The decrease was due to a gain associated with the Asset Sale completed last year.

Provision for Income Taxes

	Three Months Ended				Six Months Ended
	March 31,		Change		March 31,		Change
	2025	2024	$	%	2025	2024	$	%
	($ in millions, except percentages)
Provision for income taxes	$—	$—	$—	—	$—	$6	$(6)	(100)%

There was no provision for income taxes for the three months ended June 30, 2025 and 2024. Provision for income taxes for the six months ended June 30, 2025 decreased $6 million, or 100%, compared to the same period in 2024. The 2024 provision was primarily related to withholding taxes accrued on certain intercompany dividends in the first quarter of fiscal 2024.

Liquidity and Capital Resources

As of June 30, 2025, we had cash and cash equivalents of $27 million, which were entirely held in cash deposits, money market funds, and U.S. treasury bills, and marketable securities of $192 million, which funds were held for working capital purposes. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Our material cash requirements outside our normal operating costs include $3 million in total liabilities.

While we maintain our cash and short-term investments with large national financial institutions, there can be no assurance that any of our other deposits in excess of the Federal Deposit Insurance Corporation or other comparable insurance limits will be backstopped by the U.S. or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis.

Sources of Liquidity

As of June 30, 2025, we had cash and cash equivalents of $27 million and marketable securities of $192 million (consisting of government securities).

We (i) earn interest income on cash and marketable securities; (ii) have no other sources of revenue and related costs; and (iii) incur minimal administrative costs.

Cash Flows

	Six Months Ended June 30,
	2025	2024
	(in millions)
Net cash provided by (used in):
Operating activities	$(10)	$(90)
Investing activities	$(107)	$(35)
Financing activities	$72	$(1)

Net Cash Used in Operating Activities

Net cash used in our operating activities for the six months ended June 30, 2025 was $10 million. This was driven by our net loss of $9 million.

Net cash used in our operating activities for the six months ended June 30, 2024 was $90 million. This was driven by our net loss of $72 million and $27 million unfavorable changes in our operating assets and liabilities, which was partially offset by non-cash adjustments of $9 million. Unfavorable working capital movement was mainly driven by reductions in accounts payable, merchants payable and accrued and refund liabilities. Accounts payable, merchants payable, and accrued and refund liabilities decreased significantly due to the Asset Sale.

Net Cash Used in Investing Activities

Net cash used in investing activities was $107 million for the six months ended June 30, 2025. This was due to $190 million in purchases of marketable securities, partially offset by $83 million in maturities of marketable securities.

Net cash used in investing activities was $35 million for the six months ended June 30, 2024. This was due to $133 million net cash proceeds from the Asset Sale and $47 million of purchases in marketable securities, partially offset by $145 million in maturities of marketable securities.

Net Cash Provided By (Used in) Financing Activities

Net cash provided by our financing activities was $72 million for the six months ended June 30, 2025, due to proceeds from the issuance of redeemable convertible Preferred Units.

Net cash used in our financing activities was $1 million for the six months ended June 30, 2024 primarily due to tax payments related to employee RSU settlement.

Off Balance Sheet Arrangements

For the three and six months ended June 30, 2025, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

For the three and six months ended June 30, 2024, we had two unconsolidated entities in the Netherlands remaining from the Asset Sale. These two entities hold and manage a payment license in Europe and were pending approval of transfer to Qoo10 by the Dutch National Bank, which occurred on December 31, 2024. We do not retain any economic benefits from these entities and thus do not consolidate them into our financial statements.

Critical Accounting Policies

Besides the previously mentioned redeemable non-controlling interest, there have been no material changes to our critical accounting policies and estimates as compared to those described in our 2024 Form 10-K, filed with the SEC on March 12, 2025.

Recent Accounting Pronouncements

See Note 1 of Part I, Item 1 of this Quarterly Report on Form 10-Q for a full description of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”) and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025, and based on their evaluation, have concluded that our disclosure controls and procedures were effective as of such date at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on the Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth under Note 6, Commitments and Contingencies, in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, is incorporated herein by reference.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties set forth below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes, and in our Annual Report on Form 10-K for the year ended December 31, 2024, before making a decision to invest in our common stock. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect our business. These risk factors could materially and adversely affect our business, financial condition and results of operations, and the market price of our common stock could decline. These risk factors do not identify all risks that we face – our financial condition and/or operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our financial conditions and/or operations. Due to risks and uncertainties, known and unknown, as well as the completion of the Asset Sale on April 19, 2024, our past financial results will not be a reliable indicator of future performance and historical trends should not be unduly used to anticipate results or trends in future periods. Other than as described below, there have been no additional material changes from the risk factors previously disclosed under the heading "Risk Factors" in Part I, Item 1A of our 2024 Form 10-K.

Risks Related to the Asset Purchase Agreement

We have counterparty risk with the Buyer and its affiliates for certain ongoing obligations under the Asset Purchase Agreement and the failure of the Buyer and its affiliates to perform their obligations could cause us to suffer losses.

In connection with the Asset Sale, under the Asset Purchase Agreement, we agreed with the Buyer to transfer and assign the lease for the facility located at One Sansome Street (the “Lease”) to the Buyer and for the Buyer to assume all obligations under the Lease. The Company relinquished control of the leased facility after the Asset Sale. In order to obtain the landlord’s consent to the transfer of the Lease and effect its assignment, we agreed to maintain a letter of credit for an additional 90 days following the April 19, 2024 closing date during which time (i) the Buyer was obligated to secure a replacement security acceptable to the landlord and (ii) we and the Buyer agreed to provide the landlord with cash collateral in the amount of $7 million funded equally by the parties. As of October 31, 2024, the landlord had consented to the assignment of the Lease to the Buyer. We maintain the letter of credit for the facility, however, in March 2025, the landlord agreed to amend the Lease which lowered the letter of credit amount to $1 million and decreased the cash collateral to approximately $1 million. Until the landlord accepts a replacement security proposed by the Buyer, any event by the landlord to draw on the security will come from the maintained letter of credit. Under the Asset Purchase Agreement, the Buyer agreed to assume all obligations under the Lease since the Asset Sale.

As of June 2025, the letter of credit is expected to expire in the third quarter of 2025. If the Buyer fails to pay the rent under the Lease or comply with other obligations under the Lease, we would be responsible for the remaining obligations under the Lease. While the cash collateral held as restricted cash on our consolidated balance sheet could be utilized to satisfy obligations under the Lease should the Buyer fail to meet them, approximately one-third of the cash collateral has been funded by the Company, and if more than two-thirds of the cash collateral is used to satisfy obligations under the Lease, such funds will not be returned to the Company. While the Buyer would be responsible for such obligations under the terms of the Asset Purchase Agreement, we can provide no assurance that we would be successful in obtaining payment or reimbursement from the Buyer or Qoo10 for such losses.

Risks Related to Our Common Stock

We recently transferred the trading of ContextLogic common stock from The Nasdaq Stock Market to the OTCQB. Because the ContextLogic common stock is quoted on the OTC Markets, your ability to sell your shares in the secondary trading market may be limited.

On May 30, 2025, the Company notified The Nasdaq Stock Market LLC (“Nasdaq”) of its decision to voluntarily withdraw from the hearings process, the result of which resulted in the ContextLogic common stock being delisted from The Nasdaq Global Market. The Company filed a Form 25 with the SEC relating to the delisting of the ContextLogic common stock on June 9, 2025, and the delisting of the ContextLogic common stock from Nasdaq became effective June 19, 2025. On June 3, 2025, the ContextLogic common stock was quoted for trading with the OTCQB Venture Market of OTC Markets. The decision to move ContextLogic common stock from trading on Nasdaq to the OTC Markets was influenced by several factors, including the Company’s evaluation of its ability to continue maximizing the value of its assets while also considering the advantages of remaining listed on Nasdaq versus the regulatory requirements, the time management dedicated to compliance and reporting, and the costs involved in maintaining the listing.

As a result of the transfer of the ContextLogic common stock from Nasdaq to the OTCQB, we anticipate that our stockholders could experience negative consequences related to our securities, including but not limited to: limited availability of market quotations for our securities; a reduced level of trading activity in the secondary trading market for shares of our common stock; a limited amount of analyst coverage; and decreased ability to issue additional securities or obtain additional financing in the future.

Because the ContextLogic common stock is quoted on the OTCQB market, your ability to sell your shares in the secondary trading market may be limited. Since June 3, 2025, the OTCQB is the only liquidity platform for the ContextLogic common stock. We cannot assure our stockholders that the ContextLogic common stock will continue to trade on this liquidity platform, whether broker-dealers will continue to provide public quotes of the ContextLogic common stock on this liquidity platform, whether the trading volume of the ContextLogic common stock will be sufficient to provide for respective efficient liquidity platforms or whether quotes for the ContextLogic common stock will continue on this liquidity platform in the future, which could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell our common stock. As a result, prices for shares of our common stock may be lower than might otherwise prevail if the ContextLogic common stock was listed on a national securities exchange.

Risks Related to the Reorganization, Transfer Restrictions, and the Future Use of NOLs

We may not obtain the expected benefits of the Reorganization

We believe our reorganization into a holding company structure will provide us with benefits in the future, however, these expected benefits may not be obtained if we fail to complete acquisitions or if market conditions or other circumstances prevent us from taking advantage of the strategic, business and financing flexibility that it affords us. In addition, the holding company structure may not keep the assets and liabilities of ContextLogic LLC and any new businesses we acquire legally separate. As a result, we may incur the costs of implementing the Reorganization without realizing the possible benefits. These costs include the increased administrative costs and expenses associated with keeping separate records, and in some cases making separate regulatory filings for ContextLogic Holdings Inc. and ContextLogic LLC.

The imposition of transfer restrictions may cause the market price of our common stock to decline.

Following the Reorganization, ContextLogic LLC stockholders received shares of our common stock. These shares are subject to transfer restrictions that did not apply to ContextLogic LLC common stock. It is possible that the transfer restrictions will have an adverse effect on the liquidity and market price of our common stock. Because of the implementation of the transfer restrictions, we cannot assure stockholders that the market price of the shares of ContextLogic Holdings Inc. common stock will be comparable to the market price of ContextLogic LLC’s common stock. The transfer restrictions will remain in effect until July 25, 2028, being the third anniversary of the filing and effectiveness of the Second Amended and Restated Certificate of Incorporation of ContextLogic Holdings Inc., or until the Board of Directors determines that (i) an ownership change would not result in a substantial limitation on our ability to use our NOLs, (ii) no significant value attributable to the NOLs would be preserved by continuing the transfer restrictions or (iii) that such restrictions are no longer in our best interests.

The transfer restrictions may impede or discourage efforts by a third party to acquire us, even if doing so would benefit stockholders.

Although the transfer restrictions are designed as a protective measure to preserve the NOLs, the transfer restrictions may have the effect of impeding or discouraging a merger, tender offer or proxy contest, even if such a transaction may be favorable to the interests of some or all of our stockholders. This effect might prevent stockholders from realizing an opportunity to sell all or a portion of their shares of common stock at a premium above market prices. In addition, the transfer restrictions may delay the assumption of control by a holder of a large block of our common stock and the removal of incumbent directors and management, even if such removal may be beneficial to some or all of our stockholders.

The transfer restrictions may not be enforceable, and an ownership change may occur with the result that the ability to use the NOLs could be severely limited.

The transfer restrictions could be challenged, and a court could refuse to enforce them. It is also possible that the IRS and other tax authorities could take the position that the transfer restrictions were not effective and did not protect ContextLogic LLC from an ownership change for tax purposes.

Future legislation may result in us being unable to realize the tax benefits of the NOLs.

It is possible that legislation or regulations will be adopted that would limit our ability to use the tax benefits associated with the NOLs. We are not aware, however, of any proposed changes in the tax laws or regulations that would materially affect our ability to use the NOLs.

We may not be able to make use of the existing tax benefits of the NOLs because we may not generate taxable income.

The use of the NOLs is subject to uncertainty because it is dependent upon the amount of taxable income and capital gains generated by us and our consolidated subsidiaries. There can be no assurance that we will have sufficient taxable income or capital gains in future years to use the NOLs.

The IRS could challenge the amount of the NOLs or claim that ContextLogic LLC or ContextLogic Holdings Inc. experienced an ownership change, which could reduce the amount of NOLs that we can use.

The amount of the NOLs has not been audited or otherwise validated by the IRS. The IRS could challenge the amount of the NOLs, which could result in an increase our future income tax liability. In addition, calculating whether an ownership change has occurred is subject to uncertainty, both because of the complexity and ambiguity of Section 382 and because of limitations on a publicly traded company’s knowledge as to the ownership of, and transactions in, its securities. Therefore, we cannot assure you that a governmental authority will not claim that the ContextLogic LLC or ContextLogic Holdings Inc. experienced an ownership change and attempt to reduce or eliminate the benefit of the NOLs even though our common stock is subject to the transfer restrictions.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ContextLogic Holdings Inc.

Date: August 7, 2025	By:	/s/ Rishi Bajaj
Rishi Bajaj
Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ Michael Scarola
Michael Scarola
Chief Financial Officer
(Principal Financial Officer)