Form 10-Q
period 2025-09-30
ContextLogic Holdings Inc.
filed 2025-10-28
CIK 2064307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ______

Commission File Number: 000-56773

ContextLogic Holdings Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-2930953
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2648 International Blvd Ste 301 Oakland, CA	94601
(Address of principal executive offices)	(Zip Code)

(415) 965-8476

Registrant’s telephone number, including area code

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

As of September 30, 2025, the number of shares of the registrant’s Class A common stock outstanding was 26,682,233.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Those risks include those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, as well as in our condensed consolidated financial statements, related notes, and the other information appearing elsewhere in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the Securities Exchange Commission (the "SEC") on May 9, 2025, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 filed on August 7, 2025, our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 12, 2025, as amended by Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on April 17, 2025, and our other filings with the SEC. The inclusion of forward-looking information should not be regarded as a representation by us, our management or any other person that the future plans, estimates, or expectations contemplated by us will be achieved. Given these uncertainties, you should not place undue reliance on any forward-looking statements in this Quarterly Report on Form 10-Q.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

CONTEXTLOGIC HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in millions, shares in thousands, except par value)

(Unaudited)

	As of September 30,	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$102	$66
Marketable securities	116	83
Prepaid expenses and other current assets	—	7
Total current assets	218	156
Total assets	$218	$156
Liabilities, Redeemable Non-controlling Interest, and Stockholders’ Equity
Current liabilities:
Accrued liabilities	$—	$5
Total current liabilities	—	5
Total liabilities	—	5
Commitments and contingencies (Note 6)
Redeemable non-controlling interest (Note 7)	77	—
Stockholders’ equity:
Preferred stock, $0.0001 par value: 100,000 shares authorized as of September 30, 2025 and December 31, 2024; No shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value: 3,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 26,683 and 26,299 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	3,482	3,481
Accumulated deficit	(3,341)	(3,330)
Total stockholders’ equity	141	151
Total liabilities, redeemable non-controlling interest, and stockholders’ equity	$218	$156

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, shares in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue	$—	$—	$—	$43
Cost of revenue	—	—	—	36
Gross profit	—	—	—	7
Operating expenses:
Sales and marketing	—	—	—	18
Product development	—	—	—	26
General and administrative	3	3	16	38
Total operating expenses	3	3	16	82
Loss from operations	(3)	(3)	(16)	(75)
Other income, net:
Interest and other income, net	2	2	6	4
Gain on Asset Sale	—	—	—	4
Loss before provision for income taxes	(1)	(1)	(10)	(67)
Provision for income taxes	—	—	—	6
Net loss	(1)	(1)	(10)	(73)
Adjustments attributable to redeemable non-controlling interest (Note 7)	—	—	(4)	—
Net (income) attributable to redeemable non-controlling interest (Note 7)	(1)	—	(1)	—
Net loss attributable to common stockholders	$(2)	$(1)	$(15)	$(73)
Net loss per share attributable to common stockholders, basic and diluted	$(0.07)	$(0.04)	$(0.57)	$(2.86)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	26,683	26,280	26,532	25,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net loss	$(1)	$(1)	$(10)	$(73)
Other comprehensive income:
Unrealized holding losses on derivatives and marketable securities, net of tax	—	—	—	(1)
Foreign-exchange related adjustment included in Asset Sale	—	—	—	9
Foreign currency translation adjustment	—	—	—	(1)
Other comprehensive income	—	—	—	7
Total comprehensive loss	(1)	(1)	(10)	(66)
Less: adjustments attributable to redeemable non-controlling interest	—	—	(4)	—
Less: comprehensive (income) attributable to redeemable non-controlling interest	(1)	—	(1)	—
Comprehensive loss attributable to common stockholders	$(2)	$(1)	$(15)	$(66)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

($ in millions, shares in thousands)

(Unaudited)

	Three Months Ended September 30, 2025
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balances as of June 30, 2025	26,683	$—	$3,481	$(3,339)	$142
Issuance of common stock upon settlement of restricted stock units	—	—	—	—	—
Stock-based compensation	—	—	1	—	1
Net loss	—	—	—	(1)	(1)
Accrued distributions and accretion to adjust redemption value of subsidiary's Preferred Units	—	—	—	—	—
Net (income) attributable to redeemable non-controlling interest	—	—	—	(1)	(1)
Balances as of September 30, 2025	26,683	$—	$3,482	$(3,341)	$141

	Nine Months Ended September 30, 2025
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balances as of December 31, 2024	26,299	$—	$3,481	$(3,330)	$151
Issuance of common stock upon settlement of restricted stock units	384	—	—	—	—
Stock-based compensation	—	—	5	—	5
Net loss	—	—	—	(10)	(10)
Accrued distributions and accretion to adjust redemption value of subsidiary's Preferred Units	—	—	(4)	—	(4)
Net (income) attributable to redeemable non-controlling interest	—	—	—	(1)	(1)
Balances as of September 30, 2025	26,683	$—	$3,482	$(3,341)	$141

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

($ in millions, shares in thousands)

(Unaudited)

	Three Months Ended September 30, 2024
	Common Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balances as of June 30, 2024	26,211	$—	$3,481	$—	$(3,327)	$154
Issuance of common stock upon settlement of restricted stock units	74	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—
Net loss	—	—	—	—	(1)	(1)
Balances as of September 30, 2024	26,285	$—	$3,481	$—	$(3,328)	$153

	Nine Months Ended September 30, 2024
	Common Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balances as of December 31, 2023	24,229	$—	$3,470	$(7)	$(3,246)	$217
Issuance of common stock upon settlement of restricted stock units	2,176	—	—	—	—	—
Shares withheld related to net share settlement	(120)	—	(1)	—	—	(1)
Stock-based compensation	—	—	12	—	—	12
Other comprehensive income	—	—	—	7	—	7
Derecognition of accumulated currency translation on asset sale	—	—	—	—	(9)	(9)
Net loss	—	—	—	—	(73)	(73)
Balances as of September 30, 2024	26,285	$—	$3,481	$—	$(3,328)	$153

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net loss attributable to common stockholders	$(15)	$(73)
Net income and adjustment attributable to redeemable non-controlling interest	5	—
Net loss	(10)	(73)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	1
Noncash lease expense	—	1
Stock-based compensation	5	12
Net accretion of discounts and premiums on marketable securities	(5)	(3)
Gain on Asset Sale	—	(4)
Changes in operating assets and liabilities:
Accounts payable	(1)	(15)
Merchants payable	—	(8)
Accrued and refund liabilities	(3)	(7)
Lease liabilities	—	(2)
Other current and noncurrent liabilities	—	6
Net cash used in operating activities	(14)	(92)
Cash flows from investing activities:
Cash disposed on Asset Sale, net of proceeds	—	(133)
Purchases of marketable securities	(230)	(120)
Sales of marketable securities	—	5
Maturities of marketable securities	201	145
Net cash used in investing activities	(29)	(103)
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible Preferred Units, net	72	—
Payment of taxes related to RSU settlement	—	(1)
Net cash provided by (used in) financing activities	72	(1)
Foreign currency effects on cash, cash equivalents and restricted cash	—	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	29	(198)
Cash, cash equivalents and restricted cash at beginning of period	73	238
Cash, cash equivalents and restricted cash at end of period	$102	$40
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$102	$33
Restricted cash included in prepaid and other current assets in the condensed consolidated balance sheets	—	7
Total cash, cash equivalents and restricted cash	$102	$40
Supplemental cash flow disclosures:
Cash paid for operating leases	$—	$3
Cash paid for income taxes, net of refunds	$—	$—

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

Reorganization

On July 24, 2025, the Company's stockholders approved, and, on August 7, 2025, the Company completed, a reorganization under Section 251 of the Delaware General Corporation Law (the "Reorganization"). Under the Reorganization, ContextLogic Inc. became a wholly owned subsidiary of ContextLogic and (i) each outstanding share of Class A common stock of ContextLogic Inc. was exchanged for one share of common stock of ContextLogic, (ii) each option to purchase shares of common stock of ContextLogic Inc. was assumed by ContextLogic and became exercisable for an equivalent number of shares of common stock of ContextLogic and (iii) each restricted stock unit to be settled in shares of common stock of ContextLogic Inc. was assumed by ContextLogic and remains subject to the same terms and conditions as were applicable to such restricted stock unit award, but was converted into an award with respect to the same number of shares of common stock of ContextLogic. Each share of common stock of ContextLogic is subject to certain transfer restrictions that prohibit transfers having the effect of increasing the ownership of ContextLogic stock by (i) any person from less than 4.9% to 4.9% or more or (ii) any person owning or deemed to own 4.9% or more of ContextLogic stock. In conjunction with the Reorganization, ContextLogic Inc. was converted into a Delaware limited liability company (“ContextLogic LLC”). ContextLogic succeeded as the reporting entity under Exchange Act Rule 12g-3(a) and is trading on the OTCQB Venture Market under the symbol “LOGC.”

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

The Reorganization was accounted for as a common-control transaction under Accounting Standards Codification 805-50, and historical carrying amounts were maintained in the condensed consolidated financial statements. The Reorganization preserves the Company's net operating losses ("NOLs") by implementing transfer restrictions at the holding-company level to prevent an "ownership change" under Internal Revenue Code Section 382, while enhancing structural flexibility for future acquisitions. The Company's NOLs increased to $2.9 billion following the filing of its 2024 U.S. federal tax return subsequent to quarter-end. Transaction costs of approximately $2 million for the year were expensed as incurred.

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

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary along with ContextLogic Holdings, LLC ("Holdings LLC"), a Delaware limited liability company, for which the Company is the majority owner. All intercompany balances and transactions have been eliminated in consolidation. The interim condensed consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 are unaudited. In the opinion of management, the interim financial data includes all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the interim periods. The consolidated balance sheet as of December 31, 2024 is derived from the audited consolidated financial statements, however, it does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 12, 2025, as amended by Amendment No. 1 to Annual Report on Form 10-K/A, which was filed with the SEC on April 17, 2025 (as amended, the “2024 Form 10-K”). The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future interim periods.

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

Redeemable Non-Controlling Interest

Redeemable non-controlling interest represents the shares of the Class A convertible preferred units ("Preferred Units") issued by Holdings LLC to BCP Special Opportunities Fund III Originations LP, a Delaware limited partnership (the “Investor”) who has a 26.3% ownership of Holdings LLC on an as-converted basis. The Preferred Units are redeemable upon (i) a liquidation, (ii) at the Investor's option upon Holdings LLC failing to complete an acquisition on or prior to the second anniversary of the initial closing on March 6, 2025 ("Initial Closing") or (iii) at Holdings LLC's option on or after the fifth anniversary of an acquisition event. If the interest of the minority investors were to be redeemed under this agreement, the Company would be required to redeem the interest based on a prescribed formula in the amended and restated investment agreement (the “A&R Investment Agreement”). Holdings LLC is required to seek written consent from the Investor prior to the consummation of an acquisition. As such, the redemption of the Preferred Units is outside the control of Holdings LLC and the Company has classified the Preferred Units as mezzanine equity.

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

Accounting Pronouncements

The Company has reviewed recent accounting pronouncements and concluded as follows:

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of specified information about certain costs and expenses including the amounts of purchase of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities, and the total amount of selling expenses and an entity's definition of selling expenses. The amendments in this ASU are effective to all public business entities for fiscal years beginning after December 15, 2026. Early adoption is permitted. The Company is evaluating the impact this guidance may have on the footnotes to the consolidated financial statements.

In January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU No. 2024-03 to be annual reporting periods beginning after December 15, 2026 and interim periods within the annual reporting periods beginning after December 15, 2027. The amendments in this ASU are effective to all public business entities. Early adoption is permitted. The Company is evaluating the impact this guidance may have on the footnotes to the consolidated financial statements together with ASU No. 2024-03.

The Company has considered all other recently issued accounting pronouncements and concluded they are either not applicable to the business or no material impact is expected on the condensed consolidated financial statements or notes as a result of future adoption.

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

The following table shows the disaggregated revenue for the applicable periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in millions)
Core marketplace revenue	$—	$—	$—	$13
ProductBoost revenue	—	—	—	4
Marketplace revenue	—	—	—	17
Logistics revenue	—	—	—	26
Revenue	$—	$—	$—	$43

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows:

	September 30, 2025
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash equivalents:
Money market funds	$1	$1	$—	$—
U.S. treasury bills	101	—	101	—
Total cash equivalents	$102	$1	$101	$—
Marketable securities:
U.S. treasury bills	$116	$—	$116	$—
Total marketable securities	$116	$—	$116	$—
Total financial assets	$218	$1	$217	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash equivalents:
Money market funds	$2	$2	$—	$—
U.S. treasury bills	64	—	64	—
Total cash equivalents	$66	$2	$64	$—
Marketable securities:
U.S. treasury bills	$83	$—	$83	$—
Total marketable securities	$83	$—	$83	$—
Total financial assets	$149	$2	$147	$—

As of September 30, 2025, the Company’s “cash and cash equivalents” line item was comprised of cash deposited with banks, U.S. treasury bills, and money market funds, and “marketable securities” was comprised solely of government securities. The Company classifies cash equivalents and marketable securities within Level 1 or Level 2 because the Company uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value

The following table summarizes the contractual maturities of the Company’s marketable securities:

	September 30,		December 31,
	2025		2024
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$116	$116	$83	$83
Total marketable securities	$116	$116	$83	$83

All of the Company’s available-for-sale marketable securities are subject to a periodic evaluation for a credit loss allowance and impairment review. The Company did not identify any of its available-for-sale marketable securities requiring an allowance for credit loss or as other-than-temporarily impaired in any of the periods presented. Additionally, the unrealized net loss and net gain on available-for-sale marketable securities as of September 30, 2025 and December 31, 2024 were insignificant. As of September 30, 2025 and December 31, 2024, those investments with an original maturity of three months or less were classified as cash equivalents and those investments with original maturities beyond three months were classified as marketable securities. The Company has classified all of the marketable securities as available-for-sale.

NOTE 4. ASSET SALE

As set forth in Note 1 – Overview, Basis of Presentation and Significant Accounting Policies, on February 10, 2024, the Company entered into the Asset Purchase Agreement and consummated the Asset Sale on April 19, 2024 following approval by the Company’s stockholders on April 18, 2024.

The assets and liabilities of the disposed of business at the date of disposition i.e. April 19, 2024, were as follows:

(in millions)
Assets
Cash and cash equivalents	$177
Funds receivable	6
Prepaid expenses and other current assets	20
Property and equipment, net	3
Right-of-use assets	5
Other assets	3
Total assets held for sale	214
Liabilities
Accounts payable	13
Merchants payable	67
Refunds liability	1
Accrued liabilities	79
Lease and other liabilities	13
Total liabilities held for sale	173
Net Assets	$41

As a result of the Asset Sale, the Company recorded a gain on Asset Sale of $4 million in the condensed consolidated statements of operations.

(in millions)
Purchase price per Asset Sale	$173
Add: Transaction costs paid by buyer on behalf of the Company at closing	6
Less: Excluded cash at closing	(123)
Less: Cash adjustment pursuant to the Asset Sale	(11)
Net proceeds	45
Less: Net assets sold pursuant to the Asset Sale	(41)
Gain on Asset Sale	$4

Excluded cash consists of the Company's certain cash and cash equivalents and marketable securities.

NOTE 5. BALANCE SHEET COMPONENTS

Accrued liabilities consist of the following:

	September 30,	December 31,
	2025	2024
	(in millions)
Accrued services(1)	$—	$1
Other (2)	—	4
Total accrued liabilities	$—	$5

(1)
Accrued services primarily consist of professional services and other services for both 2025 and 2024.
(2)
Other accrued liabilities primarily consisted of other payables to Qoo10 related to restricted cash held at JPMorgan for the One Sansome lease's letter of credit. As of September 30, 2025, the letter of credit was closed and the restriction on cash was lifted, at which time the payable was repaid.

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

The Revolving Credit Facility contained customary conditions to borrowing, events of default and covenants, including covenants that restricted the Company’s ability (and the ability of certain of the Company’s subsidiaries) to incur indebtedness, grant liens, make certain fundamental changes and asset sales, make distributions to stockholders, make investments or engage in transactions with affiliates. It also contained a minimum liquidity financial covenant of $350 million, which included unrestricted cash and any available borrowing capacity under the Revolving Credit Facility. The obligations under the Revolving Credit Facility were secured by liens on substantially all of the Company’s domestic assets and were guaranteed by any material domestic subsidiaries, subject to customary exceptions. A standby letter of credit (the "Letter of Credit") in the amount of approximately $7 million was issued under the Revolving Credit Facility in conjunction with the lease of the Company’s previous headquarters in San Francisco, California. Fees incurred under the Revolving Credit Facility were insignificant for the nine months ended September 30, 2025 and 2024.

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

On July 25, 2025, the Company closed the Letter of Credit and the restriction was lifted on the remaining $1 million cash collateral. On August 4, 2025, the Company received the $1 million cash collateral that had been recorded as restricted cash included in prepaid and other current assets in prior quarters and repaid the $1 million to Qoo10 that had been included in accrued liabilities in prior quarters.

Legal Contingencies and Proceedings

Beginning in May 2021, four putative class action lawsuits were filed in the U.S. District Court for the Northern District of California against the Company, its directors, certain of its officers and the underwriters named in its initial public offering (“IPO”) registration statement alleging violations of securities laws based on statements made in its registration statement on Form S-1 filed with the SEC in connection with its IPO and seeking monetary damages. One of these cases has since been dismissed by the plaintiff and the remaining three have been coordinated and consolidated. In May 2022, the Court appointed lead plaintiffs, who subsequently filed an amended consolidated class action complaint pursuant to Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. On April 10, 2023, the plaintiffs filed an amended complaint and asserted only claims made under Sections 11 and 15 of the Securities Act. In December 2023, the Court granted the defendants' motion to dismiss the first amended consolidated complaint. In February 2024, plaintiffs filed a second amended consolidated complaint, which the defendants have moved to dismiss. In August 2024, the Court granted the motion to dismiss without leave to amend and with prejudice. In September 2024, plaintiffs filed a motion to alter judgment noticed for hearing in January 2025. In February 2025, the court denied the plaintiffs' motion to alter judgement. In March 2025, plaintiffs filed a notice of appeal to the Ninth Circuit. In September 2025, plaintiffs filed their opening brief to the Ninth Circuit. The Company believes these lawsuits are without merit and intends to vigorously defend them. Based on the preliminary nature of the proceedings in these cases, the Company cannot estimate a range of potential losses at this point in time.

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

As of September 30, 2025, in the opinion of management, there were no other legal contingency matters that arose in the ordinary course of business, either individually or in aggregate, that would have a material adverse effect on the financial position, results of operations, or cash flows of the Company. Given the unpredictable nature of legal proceedings, the Company bases its estimate on the information available at the time of the assessment. As additional information becomes available, the Company will reassess the potential liability and may revise the estimate.

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

The Preferred Units (a) have a stated value of $1,000 per share; (b) accrue a distribution of 4.0% per annum of the Class A accrued amount, which is the product of the number of Class A preferred units outstanding multiplied by their stated value plus all Class A distributions accrued but not yet paid, until the consummation of an acquisition of businesses or assets with an aggregate enterprise value of at least $100 million ("Acquisition"); (c) accrue a distribution of 8.0% per annum of the Class A accrued amount from the date of the consummation of an Acquisition; and (d) convert into newly issued Class B common units ("Common Units") equal to the conversion ratio multiplied by the number of Preferred Units submitted for conversion, where the conversion ratio is the Class A accrued amounts plus any accrued and unpaid distributions which have not been added to the Class A accrued amount yet divided by $8.00 (subject to adjustment as set forth in the Amended and Restated Limited Liability Company Agreement of Holdings LLC). Accrued distributions can be settled either in cash or through conversion to Common Units. As of September 30, 2025, Holdings LLC had accrued distributions of $2 million on the outstanding Preferred Units. The accrued distributions are treated as a deemed dividend and are recorded as an adjustment to additional paid-in capital.

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

The following table summarizes Holdings LLC's non-controlling interest presented as a separate component of the Company's condensed consolidated statements of operations:

	Three months ended	Nine months ended
	September 30, 2025	September 30, 2025
	(in millions)	(in millions)
Net (income) attributable to redeemable non-controlling interest	$(1)	$(1)

The following table summarizes the activity in the redeemable non-controlling interest for the period indicated below:

Nine months ended
September 30, 2025
(in millions)
Balance, beginning of period	$—
Adjusted issuance of subsidiary's Preferred Units to redeemable non-controlling interest	72
Accrued distributions and accretion to adjust redemption value of subsidiary's Preferred Units	4
Net income attributable to redeemable non-controlling interest	1
Balance, end of period	$77

NOTE 8. EQUITY Award activity and STOCK-based compensation

Equity Award Activity

A summary of activity under the equity plans and related information was as follows:

	Options Outstanding			RSUs Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Number of RSUs
	(in thousands)			(in thousands)
Balances as of December 31, 2024	366	$18.00	1.3	481
Granted	—			304
Exercised or vested	—			(384)
Forfeited or cancelled	(3)	$166.68		(39)
Balances as of September 30, 2025	363	$16.95	0.6	362

The weighted-average grant date fair value of restricted stock units ("RSUs") was $8.02 and $7.11 per share for the three and nine months ended September 30, 2025, respectively, and $5.46 per share for the nine months ended September 30, 2024. There were no grants of restricted stock during the three months ended September 30, 2024. As of September 30, 2025, 3,949 thousand shares remained available for grant under the Company’s equity incentive plans.

Stock-Based Compensation Expense

Total stock-based compensation expense included in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in millions)
Sales and marketing	$—	$—	$—	$1
Product development	—	—	—	6
General and administrative	1	—	5	5
Total stock-based compensation	$1	$—	$5	$12

The Company will recognize the remaining $1 million of unrecognized stock-based compensation expense related to RSUs granted following the Asset Sale over a weighted-average period of approximately 1 year and the remaining $5 million of unrecognized stock-based compensation related to Class P Units over a weighted-average period of approximately 4 years.

Class P Units

On March 6, 2025, the Board approved, and the Company entered into, an employment agreement for Mr. Rishi Bajaj to serve as the Chief Executive Officer ("CEO"), including a revised compensation package (the “Employment Agreement”), effective March 6, 2025 (the “Effective Date” or "Valuation Date"). On the Effective Date, Mr. Bajaj was awarded 2,372 thousand Class P units (the “Class P Units”) in Holdings LLC, consisting of (i) an award of 474 thousand time-based Class P Units (the “Time Vesting Grant”) which will vest over time, in four (4) equal installments, subject to Mr. Bajaj’s continuous service, with 25% of the Time Vesting Grant vesting on the first anniversary of the Effective Date and an additional 25% on each anniversary thereafter; and (ii) an award targeted at 1,423 thousand performance-based Class P Units which will be earned and will vest based on the achievement of specified performance criteria, up to a maximum of 1,898 thousand performance-based Class P Units (the “Performance Vesting Grant”), subject to Mr. Bajaj’s continuous service through the four (4) year anniversary of the Effective Date.

If Mr. Bajaj’s employment is terminated due his death or Disability (as defined in the Employment Agreement), then (a) the Time Vesting Grant will immediately vest upon termination; and (b) the Performance Vesting Grant will remain outstanding through the four (4) year anniversary of the Effective Date and will vest as follows: (A) 712 thousand of the

Class P Units will vest upon the date the performance metrics applicable to such Class P Units are achieved; (B) 712 thousand of the Class P Units will vest upon the date the performance metrics applicable to such Class P Units are achieved; and (C) 474 thousand of the Class P Units will vest upon the date the performance metrics applicable to such Class P Units are achieved.

If Mr. Bajaj’s employment is terminated by the Company without Cause (other than by reason of Disability) or by Mr. Bajaj for Good Reason (as such terms are defined in the Employment Agreement), then (a) the Time Vesting Grant will immediately vest upon termination; and (b) the Performance Vesting Grant will remain outstanding through the four (4) year anniversary of the Effective Date and will vest as follows: (A) 712 thousand of the Class P Units will vest upon the later of (x) the two (2) year anniversary of the Effective Date or (y) the date the performance metrics applicable to such Class P Units are achieved; (B) 712 thousand of the Class P Units will vest upon the later of (x) the three (3) year anniversary of the Effective Date or (y) the date the performance metrics applicable to such Class P Units are achieved; and (C) 474 thousand of the Class P Units will vest upon the four (4) year anniversary of the Effective Date provided the performance metrics applicable to such Class P Units are achieved.

Changes in non-vested Class P Units for the nine months ended September 30, 2025, were as follows (in thousands, except per share amounts):

	Time Vesting Grant		Performance Vesting Grant
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2025	—	$—	—	$—
Granted	474	3.21	1,898	2.39
Vested	—	—	—	—
Forfeited	—	—	—	—
Nonvested at September 30, 2025	474	$3.21	1,898	$2.39

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

Compensation costs related to Class P Units are recognized based on the grant date fair value on a straight-line basis over the period starting on the grant date and ending on the fourth anniversary of the grant date. The Time Vesting grant vests based on satisfying a service-based condition. The Performance Vesting Grant vests based on satisfying a service-based vesting condition and a market condition. Compensation costs related to the Class P Units were insignificant and $1 million for the three months and nine months ended September 30, 2025, respectively. As of September 30, 2025, the number of non-vested units was 2,372 thousand with a weighted-average grant date fair value of $2.55 per share.

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

The provision for income taxes was zero for the three and nine months ended September 30, 2025, and zero and $6 million for the three and nine months ended September 30, 2024, respectively. The year-over-year decrease in provision for income taxes was due to the sale of the Company's operating business and all foreign subsidiaries in April 2024. The Company continues to maintain a valuation allowance on its domestic net deferred tax assets which is excluded from the annual effective tax rate estimate.

The Company had no unrecognized tax benefits as of September 30, 2025 and December 31, 2024. There were no interest and penalties associated with the unrecognized tax benefits for the nine months ended September 30, 2025 and December 31, 2024.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or other jurisdictions. All tax returns will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss or credits. Certain tax years are subject to foreign income tax examinations by tax authorities until the statute of limitations expire.

NOTE 10. Net loss per share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	($ in millions, shares in thousands, except per share data)
Numerator:
Net loss attributable to common stockholders	$(2)	$(1)	$(15)	$(73)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	26,683	26,280	26,532	25,488
Net loss per share, basic and diluted	$(0.07)	$(0.04)	$(0.57)	$(2.86)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect:

	As of September 30,
	2025	2024
	(in thousands)
Common stock options outstanding	363	366
Unvested restricted stock units outstanding	362	190
Total	725	556

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

Prior to the Asset Sale, China accounted for substantially all of marketplace and logistics revenue during the three and nine months ended September 30, 2024 based on the location of the merchants’ operations. Marketplace and logistics revenue from merchants based in the United States was immaterial.

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

Company Reorganization

On July 24, 2025, our stockholders approved, and, on August 7, 2025, we completed, a reorganization under Section 251 of the Delaware General Corporation Law (the "Reorganization"). Under the Reorganization, ContextLogic Inc. became a wholly owned subsidiary of ContextLogic and (i) each outstanding share of Class A common stock of ContextLogic Inc. was exchanged for one share of common stock of ContextLogic, (ii) each option to purchase shares of common stock of ContextLogic Inc. was assumed by ContextLogic and became exercisable for an equivalent number of shares of common stock of ContextLogic and (iii) each restricted stock unit to be settled in shares of common stock of ContextLogic Inc. was assumed by ContextLogic and remains subject to the same terms and conditions as were applicable to such restricted stock unit award, but was converted into an award with respect to the same number of shares of common stock of ContextLogic. Each share of common stock of ContextLogic is subject to certain transfer restrictions that prohibit transfers having the effect of increasing the ownership of ContextLogic stock by (i) any person from less than 4.9% to 4.9% or more or (ii) any person owning or deemed to own 4.9% or more of ContextLogic stock. In conjunction with the Reorganization, ContextLogic Inc. was converted into a Delaware limited liability company (“ContextLogic LLC”). ContextLogic succeeded as the reporting entity under Exchange Act Rule 12g-3(a) and is trading on the OTCQB Venture Market under the symbol “LOGC.”

Delisting from Nasdaq

On May 30, 2025, we announced our intent to voluntarily delist the Company's Class A common stock from The Nasdaq Global Market and transition to the OTCQB Venture Market ("OTCQB"). Trading on the OTCQB under the symbol “LOGC” began June 3, 2025. Delisting expenses were insignificant and were recorded in general and administrative expenses. The move to OTCQB does not change SEC reporting requirements.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in millions)
Revenue	$—	$—	$—	$43
Cost of revenue	—	—	—	36
Gross profit	—	—	—	7
Operating expenses:
Sales and marketing	—	—	—	18
Product development	—	—	—	26
General and administrative	3	3	16	38
Total operating expenses	3	3	16	82
Loss from operations	(3)	(3)	(16)	(75)
Other income, net
Interest and other income, net	2	2	6	4
Gain on Asset Sale	—	—	—	4
Loss before provision for income taxes	(1)	(1)	(10)	(67)
Provision for income taxes	—	—	—	6
Net loss	(1)	(1)	(10)	(73)
Adjustment attributable to redeemable non-controlling interest	—	—	(4)	—
Net (income) attributable to redeemable non-controlling interest	(1)	—	(1)	—
Net loss attributable to common stockholders	$(2)	$(1)	$(15)	$(73)

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024

Since the consummation of the Asset Sale on April 19, 2024, we no longer earn operating revenue or incur related cost associated with the prior marketplace and logistics operations. We expect to incur general and administrative costs associated with evaluation of business opportunities and in the course of overseeing and curating the remaining assets.

Revenue

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	($ in millions, except percentages)
Core marketplace revenue	$—	$—	$—	—	$—	$13	$(13)	(100)%
ProductBoost revenue	—	—	—	—	—	4	(4)	(100)%
Marketplace revenue	—	—	—	—	—	17	(17)	(100)%
Logistics revenue	—	—	—	—	—	26	(26)	(100)%
Revenue	$—	$—	$—	—	$—	$43	$(43)	(100)%

There was no revenue for the three months ended September 30, 2025 and 2024. Revenue decreased $43 million, or 100%, to zero for the nine months ended September 30, 2025 as compared to $43 million for the nine months ended September 30, 2024. The decrease was attributable to the consummation of the Asset Sale in the prior year. As such, the comparable periods for the nine months ended September 30, 2025 have none of the previous marketplace and logistics operations.

Cost of Revenue and Gross Margin

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	($ in millions, except percentages)
Cost of revenue	$—	$—	$—	—	$—	$36	$(36)	(100)%
Gross margin	—	—			—	16%

There was no cost of revenue for the three months ended September 30, 2025 and 2024. Cost of revenue decreased $36 million, or 100%, to zero for the nine months ended September 30, 2025 as compared to $36 million for the nine months ended September 30, 2024. This decrease was due to the consummation of the Asset Sale in the prior year. As such, the comparable periods for the nine months ended September 30, 2025 have none of the previous marketplace and logistics operations.

Sales and Marketing

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	($ in millions, except percentages)
Sales and marketing	$—	$—	$—	—	$—	$18	$(18)	(100)%

There was no sales and marketing expense for the three months ended September 30, 2025 and 2024. Sales and marketing expense decreased $18 million, or 100%, to zero for the nine months ended September 30, 2025, compared to $18 million for the nine months ended September 30, 2024. This decrease was due to the consummation of the Asset Sale in the prior year. As such, the comparable periods for the nine months ended September 30, 2025 have none of the previous marketplace and logistics operations.

Product Development

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	($ in millions, except percentages)
Product development	$—	$—	$—	—	$—	$26	$(26)	(100)%

There was no product development expense for the three months ended September 30, 2025 and 2024. Product development expense decreased $26 million, or 100%, to zero for the nine months ended September 30, 2025, compared to $26 million for the nine months ended September 30, 2024. This decrease was due to the consummation of the Asset Sale in the prior year. As such, the comparable periods for the nine months ended September 30, 2025 have none of the previous marketplace and logistics operations.

General and Administrative

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	($ in millions, except percentages)
General and administrative	$3	$3	$—	—	$16	$38	$(22)	(58)%

General and administrative expense stayed consistent at $3 million for the three months ended September 30, 2025 and 2024. General and administrative expense decreased $22 million, or 58%, to $16 million for the nine months ended

September 30, 2025, compared to $38 million for the nine months ended September 30, 2024. This decrease was primarily due to the consummation of the Asset Sale in the prior year. As such, the comparable period of the nine months ended September 30, 2025 has none of the previous marketplace and logistics operations. The decrease was offset by $8 million of expenses for employees, which includes $5 million of stock-based compensation; $4 million of expenses for the evaluation and pursuit of strategic alternatives; and $4 million of expenses for legal and other professional services.

Interest and Other Income, net

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	($ in millions, except percentages)
Interest and other income, net	$2	$2	$—	—	$6	$4	$2	50%

Interest and other income, net stayed consistent at $2 million for the three months ended September 30, 2025 and 2024. Interest and other income, net increased $2 million, or 50%, to $6 million for the nine months ended September 30, 2025, compared to $4 million for the nine months ended September 30, 2024. The increase was driven by the lack of foreign exchange losses in 2025, which had previously offset $2 million of interest income earned in the nine months ended September 30, 2024.

Since the consummation of the Asset Sale, we expect to earn interest income on marketable securities and cash and cash equivalents that remain following the Asset Sale.

Gain on Asset Sale

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	($ in millions, except percentages)
Gain on Asset Sale	$—	$—	$—	—	$—	$4	$(4)	(100)%

There was no gain on asset sale for the three months ended September 30, 2025 and 2024. Gain on Asset Sale decreased $4 million, or 100%, to zero for the nine months ended September 30, 2025. The decrease was due to a gain associated with the Asset Sale completed last year.

Provision for Income Taxes

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	($ in millions, except percentages)
Provision for income taxes	$—	$—	$—	—	$—	$6	$(6)	(100)%

There was no provision for income taxes for the three months ended September 30, 2025 and 2024. Provision for income taxes for the nine months ended September 30, 2025 decreased $6 million, or 100%, compared to the same period in 2024. The 2024 provision was primarily related to withholding taxes accrued on certain intercompany dividends in the first quarter of fiscal 2024.

Liquidity and Capital Resources

As of September 30, 2025, we had cash and cash equivalents of $102 million, which were entirely held in cash deposits, money market funds, and U.S. treasury bills, and marketable securities of $116 million, which funds were held for working capital purposes. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for at least the next 12 months.

We had no material cash requirements outside our normal operating costs.

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

Sources of Liquidity

As of September 30, 2025, we had cash and cash equivalents of $102 million and marketable securities of $116 million (consisting of government securities).

We (i) earn interest income on cash and marketable securities; (ii) have no other sources of revenue and related costs; and (iii) incur minimal administrative costs.

Cash Flows

	Nine Months Ended September 30,
	2025	2024
	(in millions)
Net cash provided by (used in):
Operating activities	$(14)	$(92)
Investing activities	$(29)	$(103)
Financing activities	$72	$(1)

Net Cash Used in Operating Activities

Net cash used in our operating activities for the nine months ended September 30, 2025 was $14 million. This was driven by our net loss of $10 million and $4 million of unfavorable changes in operating liabilities, caused by reductions in accounts payable and accrued liabilities.

Net cash used in our operating activities for the nine months ended September 30, 2024 was $92 million. This was driven by our net loss of $73 million and $26 million unfavorable changes in our operating assets and liabilities, which was partially offset by non-cash expenses of $7 million. Unfavorable working capital movement was mainly driven by reductions in accounts payable, merchants payable and accrued and refund liabilities. Accounts payable, merchants payable, and accrued and refund liabilities decreased significantly due to the Asset Sale.

Net Cash Used in Investing Activities

Net cash used in investing activities was $29 million for the nine months ended September 30, 2025. This was due to $230 million in purchases of marketable securities, partially offset by $201 million in maturities of marketable securities.

Net cash used in investing activities was $103 million for the nine months ended September 30, 2024. This was primarily due to $133 million net cash disposed from the Asset Sale and $120 million in purchases of marketable securities, partially offset by $150 million in maturities and sales of marketable securities.

Net Cash Provided By (Used in) Financing Activities

Net cash provided by our financing activities was $72 million for the nine months ended September 30, 2025, due to net proceeds from the issuance of redeemable convertible Preferred Units.

Net cash used in our financing activities was $1 million for the nine months ended September 30, 2024 primarily due to tax payments related to employee RSU settlement.

Off Balance Sheet Arrangements

For the three and nine months ended September 30, 2025, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

For the three and nine months ended September 30, 2024, we had two unconsolidated entities in the Netherlands remaining from the Asset Sale. These two entities hold and manage a payment license in Europe and were pending approval of transfer to Qoo10 by the Dutch National Bank, which occurred on December 31, 2024. We did not retain any economic benefits from these entities and thus did not consolidate them into our financial statements.

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

Our Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025, and based on their evaluation, have concluded that our disclosure controls and procedures were effective as of such date at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the Asset Sale, under the Asset Purchase Agreement, the Buyer agreed to assume any and all third party claims, liabilities, and obligations disclosed by the Seller except for certain agreed upon excluded claims and liabilities including, but not limited to, state and federal tax obligations, liabilities and claims related to international subsidiaries, vendor disputes, etc. However, although the Buyer would be responsible for such liabilities, claims, and obligations under the terms of the Asset Purchase Agreement, we can provide no assurance that we would be successful in obtaining payment or reimbursement from the Buyer or Qoo10 for such losses.

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

2.1

Second Amended and Restated Agreement and Plan of Reorganization, dated as of July 3, 2025, by and among ContextLogic Inc., Easter Parent, Inc., and Easter Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on August 7, 2025).

3.1

Second Amended and Restated Certificate of Incorporation of Easter Parent, Inc., a Delaware corporation, effective July 25, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on August 7, 2025).

3.2

Amended and Restated Bylaws of ContextLogic Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on August 7, 2025).

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

ContextLogic Holdings Inc.

Date: October 28, 2025	By:	/s/ Rishi Bajaj
Rishi Bajaj
Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ Michael Scarola
Michael Scarola
Chief Financial Officer
(Principal Financial Officer)