Form 10-K
period 2025-12-31
ContextLogic Holdings Inc.
filed 2026-03-05
CIK 2064307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-56773

ContextLogic Holdings Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	27-2930953
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2648 International Blvd., Ste 301 Oakland, CA	94601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 965-8476

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	LOGC	OTCQB

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s Common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock as reported by the OTC Venture Market on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $181 million, based upon the closing sale price of such stock on the OTC Venture Market. Shares of common stock held by each executive officer, director, and holder or 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2026, the number of shares of the registrant’s common stock outstanding was 45,673,839.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information called for by Part III of this Annual Report on Form 10-K is hereby incorporated by reference from the definitive proxy statement for the registrant’s 2026 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2025.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or future financial or operating performance and include all statements that are not historical facts such as information concerning executive management transitions and integrations, the financial outlook of ContextLogic Holdings Inc. (the “Company”, “ContextLogic”, “we”, “our” or “us”), information concerning the acquisition of US Salt Holdings, LLC and subsidiaries (such entities taken together, comprising the salt production, manufacturing and distribution business of US Salt and its subsidiaries (“US Salt”)), information concerning the integration of US Salt into the Company’s operations, potential growth strategies and opportunities and ContextLogic’s continued listing on the OTC Markets. In some cases, forward-looking statements can be identified by terms such as “anticipates,” “assumption,” “believes,” “continue,” “could,” “estimates,” “expects,” “foresees,” “forecasts,” “guidance,” “intends,” “goals,” “judgment,” “may,” “might,” “outlook,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “targets,” “will,” “would” or similar expressions and the negatives of those terms.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Those risks include those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”). The inclusion of forward-looking information should not be regarded as a representation by us, our management or any other person that the future plans, estimates, or expectations contemplated by us will be achieved. Given these uncertainties, you should not place undue reliance on any forward-looking statements in this Annual Report on Form 10-K.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject, including, but not limited to, statements regarding the acquisition of US Salt, the strategic alternatives considered by the Company’s Board of Directors (the “Board”), including the decisions taken thereto; future financial performance; future liquidity and operating expenditures; financial condition and results of operations; competitive changes in the marketplace and other characterizations of future events or circumstances. These statements are based on information available to us as of the date of this Annual Report on Form 10-K. While we believe such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the SEC as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

ii

PART I

Item 1. Business.

Company Overview

We are a business ownership platform designed from first principles to combine the structural advantages of permanent public capital with the operating discipline, alignment, and long-term orientation typically associated with private ownership. Our mission is to build a portfolio of high-quality, niche, and competitively advantaged businesses that generate sustainable, growing free cash flow that can be reinvested over long time horizons.

Origins and Evolution of the Platform

Our origins trace to the former Wish.com business, which was divested following a multi-year decline driven by structural challenges in its underlying business model, leaving us with balance sheet liquidity of $162 million. Prior to the divestiture, the Company preserved approximately $2.9 billion of federal net operating losses ("NOLs") and other tax attributes.

In 2025, investment funds advised by BC Partners Advisors LP ("BC Partners") and Abrams Capital Partners I, L.P., a Delaware limited partnership ("ACP I") and Abrams Capital Partners II, a Delaware limited partnership ("ACP II", together with ACP I, "Abrams Capital) partnered to recapitalize ContextLogic, and ContextLogic Holdings, LLC, a Delaware limited liability company and our majority owned subsidiary (“Holdings”), to acquire US Salt (such acquisition, the “US Salt Acquisition”) and architect a new platform based on aligned ownership, decentralized operations, and disciplined capital deployment. Following the closing of the US Salt Acquisition on February 26, 2026, we are in the process of implementing the new governance and operating models described herein to foster long-duration value creation and to avoid the constraints and exit pressures common in traditional private equity structures.

Our Business Model

Our decentralized structure means each operating subsidiary will be independently managed by its leadership team with responsibility for day-to-day operations, commercial strategy, and long-term planning. Our corporate functions will be intentionally limited in scope. Corporate leadership—led by a president—supports public company reporting, capital allocation, and mergers and acquisitions execution. Our operating businesses will each have chief executive officers with primary authority and accountability for their businesses.

Under this model, each operating subsidiary will be overseen by a dedicated business oversight committee consisting of directors who work directly with management, review budgets, assess performance, and make compensation decisions. Capital allocation across the platform will be overseen by a separate investment committee composed primarily of representatives from the Company’s largest equityholders. We believe this governance structure will keep decision-making close to owners, enhance accountability, and ensure capital is deployed with discipline.

Acquisition Strategy

Our acquisition approach focuses on identifying and acquiring businesses that meet three core criteria:

1.
Niche market positioning. Businesses operating in markets that are sufficiently attractive to support long-term growth but are typically too specialized to attract substantial new competition.
2.
Durable competitive advantages. Businesses with tangible and demonstrable structural advantages—such as cost position, technical capability, regulatory or qualification hurdles, or geographic advantages.
3.
Long-duration relevance. Companies with business models and end markets that we expect to remain essential for decades, allowing us to own and operate them without a predetermined exit timeline.

We intend to add new businesses gradually over time, emphasizing quality, resilience, and attractive cash flow characteristics rather than volume or pace of deployment. In addition to strategic acquisitions, we may also pursue value-enhancing opportunities such as share repurchases, capital or structured investments when we believe such opportunities are attractive to shareholders.

US Salt: Our Anchor Subsidiary

Our inaugural acquisition, US Salt, exemplifies our strategic criteria. Founded in 1893, US Salt is one of the few vertically integrated producers of high-purity evaporated salt in the United States, serving resilient end markets including food production, pharmaceuticals, and water conditioning. The business benefits from structural barriers to entry arising from reserve scarcity, permitting and capital intensity, qualification requirements for key customers, and geographic advantages tied to shipping economics.

Demand for US Salt’s products has remained relatively stable over time, with long-term pricing trends supported by rational industry supply, consistent demand, and customers’ willingness to pay for value, reliability, and quality. The business has more than 40 years of remaining salt reserves and multiple decades more in undeveloped resources supporting a long-duration operating profile.

US Salt’s growth strategy includes mix shifting into higher-value product categories such as pharmaceutical-grade salt, introducing new products and formats, expanding into new channels, and improving operational efficiency through capital investment.

Incentive System and Alignment

Management compensation is designed to directly link economic outcomes to sustained value creation. Annual bonuses are expected to be tied to year-over-year profit growth, with no payout for organic growth below 5%. Long-term incentives are based on five-year profit growth and are expected to be paid primarily in equity. We believe these incentives mirror the benefits of private equity ownership — without the forced exit — and foster long-term thinking.

At the corporate level, directors affiliated with BC Partners and Abrams Capital receive no compensation, and our current president receives no salary from the Company. We believe this structure reinforces an alignment of interests with our public shareholders.

ContextLogic Business

Prior to April 2024, ContextLogic owned a global e-commerce platform known as “Wish” that connected millions of value-conscious consumers to hundreds of thousands of merchants globally. Pursuant to the Asset Sale (as defined below), we sold substantially all of our assets other than (A) our marketable securities, (B) our cash and cash equivalents and (C) certain tax attributes. Immediately following the closing of the Asset Sale, we received/retained approximately $162 million in cash, cash equivalents and marketable securities (consisting of government securities) (the “Post-Closing Cash”), as well as the tax attributes described herein.

Following the completion of the Asset Sale, we developed processes and procedures for evaluating strategic alternatives for the use of our Post-Closing Cash and reviewing, identifying and executing those strategic opportunities for the benefit of ContextLogic and its stockholders. The US Salt Acquisition is the result of those efforts.

ContextLogic Holdings Inc.

In August 2025, ContextLogic became the publicly-traded parent of ContextLogic, Inc. (“CLI Inc.”) pursuant to an internal Reorganization (as defined below).

ContextLogic was formed for the purposes of the Reorganization. Prior to the Reorganization, ContextLogic was a wholly-owned subsidiary of CLI Inc. The former name of ContextLogic Holdings Inc. was “Easter Parent, Inc.” Upon consummation of the Reorganization, ContextLogic changed its name from “Easter Parent, Inc.” to “ContextLogic Holdings Inc.”; CLI Inc. became a subsidiary of ContextLogic; and ContextLogic became the publicly-traded company with the Company’s common stock, par value $0.0001 per share (the “ContextLogic common stock”) quoted for trading on OTCQB under the symbol “LOGC.”

Our principal executive offices are located at 2648 International Blvd., Suite 301, Oakland, California, 94601. Our telephone number is (415) 965-8476. Our website address is https://ir.contextlogic.com. Information on our website is not incorporated by reference into or otherwise part of the annual report. Additional information about ContextLogic is included in documents incorporated by reference in this annual report.

ContextLogic LLC

After the Reorganization, CLI Inc. became a wholly owned subsidiary of ContextLogic, was no longer a publicly traded company, and was converted into a Delaware limited liability company named ContextLogic LLC ("CLI LLC"). On February 26, 2026, pursuant to the US Salt Acquisition, CLI LLC was dissolved and its interests distributed to ContextLogic. See “Business – The US Salt Acquisition.”

ContextLogic Holdings LLC

Holdings is a Delaware limited liability company and a majority owned subsidiary of ContextLogic. Holdings issued and sold 75 thousand Class A Convertible Preferred Units (the “Preferred Units”) to BCP Special Opportunities Fund III Originations LP, a Delaware limited partnership (“BCP”), for an aggregate purchase price of $75 million and approximately 26,322 thousand Class B Common Units of Holdings (the “Common Units”) to CLI Inc., pursuant to an Investment Transaction (defined below) on March 6, 2025. On February 26, 2026, pursuant to the US Salt Acquisition, a subsequent closing of the Investment Transaction occurred whereby Holdings issued and sold an additional 75 thousand Preferred Units to BCP for an aggregate purchase price of $75 million.

Additionally, in connection with the US Salt Acquisition, on February 26, 2026 BCP purchased approximately 11,156 thousand Class A Convertible Preferred Units from Holdings at a price of $8.00 per Preferred Unit, for an aggregate amount of approximately $89 million pursuant to the BCP Backstop Agreement (as defined below). In connection with the US Salt Acquisition, Holdings issued approximately 252 thousand Preferred Units to Emerald GP, approximately 472 thousand Preferred Units to ACP I, approximately 6,435 thousand Preferred Units to ACP II, approximately 9,252 thousand Preferred Units to Riva V (defined below), and approximately 7,965 thousand Preferred Units to Riva VI (defined below). See “Business - The BC Partners Investment.”

Asset Sale

Prior to the Asset Sale, the Company owned a global e-commerce platform known as “Wish” that connected millions of value-conscious consumers to hundreds of thousands of merchants globally. Wish combined technology and data science capabilities and an innovative discovery-based mobile shopping experience to create a highly-visual, entertaining, personalized, and discovery-based shopping experience for its users. Wish users engaged with the app in a similar manner to how they engage with social media, which is scrolling through visually-rich and interactive content. Wish provided its merchants with immediate access to its global base of monthly active users and a comprehensive suite of merchant services, including demand generation and engagement, data intelligence, promotional and logistics capabilities, integration partnerships, as well as business operations support, all in a cost-efficient manner. The scale of Wish’s user base and active global merchants means it accumulated significant data across user and merchant activities, which strengthened its data advantage, and created an even better experience for everyone on the platform, which in turn could attract more users and merchants. This flywheel effect had driven tremendous value to both users and merchants and has made Wish one of the largest e-commerce marketplaces in the world.

On February 10, 2024, the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Qoo10 Inc., a Delaware corporation (“Qoo10 Delaware”), and, for certain specified purposes, Qoo10 Pte. Ltd., a Singapore private limited company and Qoo10 Delaware’s parent company (“Qoo10”), pursuant to which (i) the Company agreed to sell substantially all of the Company's assets to Qoo10 Delaware or an affiliate designated by Qoo10 Delaware (such designated affiliate, the “Buyer”), other than (A) the Company's NOLs and certain other tax attributes, (B) the Company's marketable securities and (C) certain of the Company's cash and cash equivalents, and (ii) Qoo10 agreed to acquire those assets and assume substantially all of the Company's liabilities as specified in the Asset Purchase Agreement (the “Asset Sale”). On April 18, 2024, the holders of a majority of the outstanding shares of the Company’s common stock voted to approve the Asset Sale. Pursuant to such vote and satisfaction of other customary closing conditions, the Asset Sale closed on April 19, 2024, and immediately following the closing of the Asset Sale, the Company received the Post-Closing Cash, as well as the tax attributes described herein.

The BC Partners Investment

On March 6, 2025, CLI Inc. entered into an amended and restated investment agreement (the “A&R Investment Agreement”) with Holdings and BCP. Under the A&R Investment Agreement, Holdings may issue up to 150 thousand Preferred Units for an aggregate purchase price of up to $150 million (the “Investment Transaction”). An initial closing of the Investment Transaction occurred on March 6, 2025 (the “Initial Closing”) whereby Holdings issued and sold 75 thousand Preferred Units to BCP for an aggregate purchase price of $75 million.

Following the US Salt Acquisition, the Preferred Units are governed by the Second Amended and Restated Limited Liability Agreement of Holdings, dated February 26, 2026, ("A&R LLCA"). The Preferred Units are convertible into Common Units of Holdings at the option of the holders of the Preferred Units at the conversion ratio (subject to adjustment as set forth in the A&R LLCA).

Prior to the Initial Closing, CLI Inc. entered into a contribution agreement with Holdings pursuant to which CLI Inc. contributed $142 million to Holdings in exchange for approximately 26,322 thousand Common Units and committed to contribute an aggregate additional $5 million, which was all contributed by August 2025.

On February 26 2026, in connection with the US Salt Acquisition, a subsequent closing pursuant to the A&R Investment Agreement occurred whereby Holdings issued and sold an additional 75 thousand Preferred Units to BCP for an aggregate purchase price of $75 million.

The Reorganization

On August 6, 2025, CLI Inc. completed its previously announced reorganization pursuant to the second amended and restated reorganization agreement (the “Reorganization Agreement”), by and among CLI Inc., Easter Parent, Inc., and Easter Merger Sub (“Easter Merger Sub”). The Reorganization Agreement provided for the merger of CLI Inc. and Easter Merger Sub, with CLI Inc. surviving the Reorganization as ContextLogic’s wholly owned subsidiary (the “Reorganization”), followed by a conversion of CLI Inc. into a Delaware limited liability company named “ContextLogic LLC” (the “Conversion”). The Reorganization Agreement was approved and adopted by the stockholders of ContextLogic at its annual meeting of stockholders held on July 24, 2025. The Reorganization was completed on August 6, 2025.

The Reorganization was intended to help us preserve the long-term value of our NOLs, which can be used to reduce our future income tax liability. Under current tax laws, an ownership change could severely limit our ability to use these tax benefits. As a result of the Reorganization, shares of ContextLogic stock are subject to transfer restrictions intended to decrease the risk that an ownership change for tax purposes would occur. The transfer restrictions are an effective way to preserve the long-term value of the Company’s tax attributes.

Reorganization

Pursuant to the Reorganization:

•
Easter Merger Sub was merged with and into CLI Inc. CLI Inc. survived and the separate existence of Easter Merger Sub ceased;
•
CLI Inc. became a wholly owned subsidiary of ContextLogic;
•
CLI Inc., as the surviving corporation, succeeded (to the extent permitted and/or provided by applicable law) to all of the rights, assets, liabilities and obligations of Easter Merger Sub;
•
after the merger, CLI Inc. was converted into a Delaware limited liability company and continued as a wholly owned subsidiary of ContextLogic, CLI LLC.
•
the corporate existence of CLI Inc. continued unaffected and unimpaired by the Reorganization, except that, upon the consummation of the Reorganization, all of the outstanding shares of CLI Inc.’s class A common stock, par value $0.0001 per share (“CLI Class A Common Stock”) were owned by ContextLogic and, after the merger, were converted to limited liability company interests pursuant to CLI Inc.’s conversion into a Delaware limited liability company;
•
Holdings remained ContextLogic’s subsidiary following consummation of the Reorganization; and
•
Easter Parent, Inc. was renamed to “ContextLogic Holdings Inc.” following the Reorganization.

Conversion of Shares

•
each share of CLI Class A Common Stock issued and outstanding immediately prior to the merger was converted upon the effectiveness of the merger into the right to receive one share of ContextLogic common stock;
•
following the consummation of the merger, there are no shares of CLI Inc. preferred stock outstanding;
•
each option to purchase a share of CLI Class A Common Stock outstanding immediately prior to the consummation of the merger was assumed by us upon the consummation of the merger and automatically became exercisable for a share of ContextLogic common stock;
•
each restricted stock unit to be settled in shares of CLI Class A Common Stock outstanding immediately prior to the merger was assumed by us upon the consummation of the merger and remains subject to the same terms and conditions as were applicable to such restricted stock unit award, but were converted into an award with respect to the same number of shares of ContextLogic common stock;
•
each share of common stock of Easter Merger Sub held by us immediately prior to the merger was automatically converted upon the consummation of the merger into one share of CLI Class A Common Stock;

•
each share of ContextLogic common stock held by CLI Inc. immediately prior to the merger was surrendered to us for cancellation and was cancelled simultaneously with the effectiveness of the merger; and
•
upon the consummation of the merger, ContextLogic assumed and continued CLI Inc.’s obligations under the 2010 Equity Incentive Plan and continue CLI Inc.’s 2020 Equity Incentive Plan and the 2022 Inducement Plan, as amended.

Certificate of Incorporation and Bylaws

•
the restated certificate of incorporation of CLI Inc. as in effect immediately prior to the merger was amended and restated in connection with the Reorganization until the conversion of CLI Inc. into a limited liability company. Upon the effectiveness of the conversion of CLI Inc. into a limited liability company, the internal affairs of CLI Inc. as CLI LLC are governed by its certificate of formation and limited liability company agreement;
•
The Certificate of Incorporation, is substantially similar to the prior restated certificate of incorporation of CLI Inc., except that ContextLogic’s second amended and restated certificate of incorporation (the “Certificate of Incorporation”) includes the transfer restrictions; and
•
ContextLogic’s amended and restated bylaws are substantially similar to the previous bylaws of CLI Inc.

The rights and powers of ContextLogic common stock, as in effect immediately after the Reorganization, are substantially equivalent in all material respects to the rights and powers of the CLI Class A Common Stock as in effect immediately prior to the Reorganization, except that the ContextLogic common stock is subject to the transfer restrictions.

After the merger and pursuant to the conversion of CLI Inc. into a limited liability company, the certificate of incorporation and bylaws of CLI Inc. are longer in effect, and CLI Inc. has a certificate of formation and a limited liability company agreement to reflect the fact that CLI Inc. is ContextLogic’s wholly owned subsidiary, is a Delaware limited liability company, and is no longer be a publicly traded company.

Completion of the Reorganization resulted in the dissolution of the Tax Benefits Preservation Plan (as defined below) pursuant to the terms of the Reorganization Agreement. Our Board effectuated an automatic redemption of all outstanding rights pursuant to the Tax Benefits Preservation Plan. These rights were settled by us in cash pursuant to and in accordance with the terms and conditions of the Tax Benefits Preservation Plan, with the plan subsequently terminated as a closing condition of the Reorganization.

ContextLogic common stock

After the Reorganization, ContextLogic common stock is quoted for trading on the OTCQB Venture Market on the OTC Markets under the symbol “LOGC”.

Certificate of Incorporation and Bylaws

Pursuant to the Reorganization Agreement, amendments to ContextLogic’s amended and restated certificate of incorporation and bylaws were required in order to effectuate the aforementioned transfer restrictions and to preserve the Company’s NOLs.

The following is a summary of the material differences between ContextLogic’s Certificate of Incorporation and amended and restated bylaws as in effect at the time of the Reorganization and after, on the one hand, and CLI Inc.’s restated certificate of incorporation and amended and restated bylaws in effect immediately before the Reorganization, on the other.

ContextLogic’s Certificate of Incorporation is substantively identical to CLI Inc.’s restated certificate of incorporation, as in effect immediately before the Reorganization with the following exceptions:

•
CLI Inc.’s restated certificate of incorporation did not contain the transfer restrictions that are included in Article XIV of ContextLogic’s Certificate of Incorporation; and
•
Article IV of CLI Inc.’s restated certificate of incorporation provided for blank-check preferred stock, and its Certificate of Designation provided for CLI Inc. Series A Preferred Stock of which there were no shares outstanding and Article IV of ContextLogic’s Certificate of Incorporation provides for blank-check preferred stock. Pursuant to the terms of the Reorganization Agreement, the Certificate of Designation and the CLI Inc. Series A Preferred Stock was eliminated.

ContextLogic’s amended and restated bylaws are substantively identical to CLI Inc.’s amended and restated bylaws as in effect immediately before the Reorganization.

Effects of the Reorganization on Stockholders

After the Reorganization, the shares of ContextLogic common stock and preferred stock have the same voting rights and rights to dividends and distributions and will be identical in all other respects to the CLI Class A Common Stock and preferred stock of CLI Inc. that were authorized prior to the Reorganization. There are no shares of ContextLogic preferred stock currently outstanding. Each stockholder’s percentage ownership of ContextLogic stock was not altered and each share of ContextLogic stock is subject to certain transfer restrictions that prohibit transfers having the effect of increasing the ownership of ContextLogic stock by (i) any person from less than 4.9% to 4.9% or more or (ii) any person owning or deemed to own 4.9% or more of ContextLogic stock.

ContextLogic common stock issued pursuant to the Reorganization is fully paid and non-assessable. The Reorganization was not intended as, and did not have the effect of, a “going-private transaction” covered by Rule 13e-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Following the Reorganization, we continue to be subject to the periodic reporting requirements of the Exchange Act.

Board of Directors and Management

Immediately after the Reorganization, the Board consisted of the same six individuals who comprised CLI Inc.’s board of directors immediately before completion of the Reorganization, which directors will be elected at the Annual Meeting.

Immediately after the Reorganization, the Board had committees identical to the committees currently established by CLI Inc’s board of directors, which, after the Reorganization, had the same members as the comparable committees of the CLI Inc. board of directors. Each of the committees has a charter that is identical to such committee’s charter prior to the Reorganization.

The individuals who are executive officers of CLI Inc. immediately before the completion of the Reorganization were our only executive officers immediately following the Reorganization, and held corresponding offices.

Completion of the Reorganization

On August 6, 2025, we completed our Reorganization. The Reorganization Agreement was approved and adopted by the stockholders of ContextLogic at its annual meeting of stockholders held on July 24, 2025. The Reorganization became effective immediately upon the filing of a certificate of merger with the Secretary of State of the State of Delaware (or at such later time that may be specified in the certificate of merger).

Completion of the Reorganization resulted in the dissolution of CLI Inc.’s Tax Benefits Preservation Plan pursuant to the terms of the Reorganization Agreement. The CLI Inc. board effectuated an automatic redemption of all outstanding rights pursuant to the Tax Benefits Preservation Plan, dated as of February 10, 2024, by and between CLI Inc. and Equiniti Trust Company, LLC as rights agent (the “Tax Benefits Preservation Plan”). These rights were settled by CLI Inc. in cash pursuant to and in accordance with the terms and conditions of the Tax Benefits Preservation Plan, with the plan subsequently terminated as a closing condition of the Reorganization.

At the effective time of the Reorganization, all of the issued and outstanding shares of CLI Class A Common Stock were exchanged on a one-for-one basis into shares of ContextLogic common stock, and each option to purchase shares of CLI Class A Common Stock was assumed by us and became exercisable for an equivalent number of shares of ContextLogic common stock, each restricted stock unit to be settled in CLI Class A Common Stock was assumed by us and remains subject to the same terms and conditions as were applicable to such restricted stock unit award, but was converted into an award with respect to the same number of shares of ContextLogic common stock, and each share of ContextLogic common stock is subject to certain transfer restrictions that prohibit transfers having the effect of increasing the ownership of ContextLogic stock by (i) any person from less than 4.9% to 4.9% or more or (ii) any person owning or deemed to own 4.9% or more of ContextLogic stock.

In connection with the Reorganization, ContextLogic assumed the obligations under the 2010 Equity Incentive Plan and assumed and continued the obligations under the 2020 Equity Incentive Plan and the 2022 Inducement Plan, ContextLogic also assumed all options to purchase shares of CLI Class A Common Stock that were outstanding under the Incentive Plans at the time of the Reorganization. The terms and conditions that were in effect immediately prior to the Reorganization under each outstanding equity award and restricted stock unit award assumed by us continued in full force and effect after the Reorganization, except that the shares of common stock issuable under each such award were shares of ContextLogic common stock.

Upon completion of the Reorganization, CLI Inc. became ContextLogic’s wholly owned subsidiary, which replaced CLI Inc. as the publicly held corporation. After the Reorganization, shares of ContextLogic common stock commenced trading on OTCQB under the symbol “LOGC.” The CUSIP number for ContextLogic common stock is 21078F109.

Transfer Restrictions

Pursuant to the Reorganization, the transfer restrictions were included as Article XIV in ContextLogic’s Certificate of Incorporation.

As of December 31, 2025, we had federal NOLs available to reduce future taxable income, if any, of $886 million that begin to expire in 2030 and continue to expire through 2037 and $2.1 billion that have an unlimited carryover period. As of December 31, 2025, we had state NOLs available to reduce future taxable income, if any, of $4.0 billion that begin to expire in 2026 and continue to expire through 2045 and $4.0 billion that have an unlimited carryover period.

NOLs benefit the Company by offsetting U.S. federal taxable income dollar-for-dollar by the amount of the NOLs, thereby reducing or eliminating the Company’s U.S. federal corporate income tax (other than the U.S. federal alternative minimum tax) on such income. Under legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), unused U.S. federal NOLs generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. Additionally, portions of these NOLs subject to expiration could expire unused and be unavailable to offset future income tax liabilities. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited. The use of the NOLs is subject to uncertainty because it is dependent upon the amount of taxable income and capital gains generated by the Company. There can be no assurance that the Company will have sufficient taxable income or capital gains in future years to use the NOLs before they expire. The benefit of the NOLs to the Company can be reduced or eliminated under Section 382 of the Internal Revenue Code as amended (the "Tax Code") if the Company experiences an “ownership change,” as defined in Section 382 of the Tax Code and described in more detail below. An ownership change can occur through one or more acquisitions of the Company’s stock, whether occurring contemporaneously or pursuant to a single plan, by which stockholders or groups of stockholders, each of whom owns or is deemed to own directly or indirectly at least 5% of the Company’s stock, increase their ownership of the Company’s stock by more than 50 percentage points within a three-year period.

The Board believed the best interests of us and our stockholders would be served by adopting provisions that are designed to restrict direct and indirect transfers of ContextLogic stock if such transfers will affect the percentage of stock that is treated as owned by a 5% stockholder, as defined in Section 382 of the Tax Code. In order to implement these transfer restrictions, we needed to consummate the Reorganization so that the transfer restrictions could be included in the Certificate of Incorporation and made applicable to all shares of ContextLogic stock issued after the inclusion of the transfer restrictions in the Certificate of Incorporation, including all of the shares of ContextLogic common stock exchanged in the reorganization. This annual report refers to these provisions as the “transfer restrictions.” As of the consummation of the Reorganization, we believe the transfer restrictions are binding with respect to all shares of ContextLogic common stock issued in the Reorganization and afterwards.

Calculating whether an ownership change has occurred is subject to inherent uncertainty. This uncertainty results from the complexity and ambiguity of the Section 382 provisions, as well as limitations on the knowledge that any publicly traded company can have about the ownership of and transactions in its securities.

On March 3, 2026, the Board approved an amendment to the waiver of transfer restrictions in the Certificate of Incorporation that was previously granted to the Abrams Investors (as defined therein) and disclosed in the Company's registration statement on Form S-1 filed with the Securities and Exchange Commission on January 20, 2026. Pursuant to this amendment, the Abrams Investors and their respective affiliates may collectively acquire, issue, hold and transfer ContextLogic Common Stock, including shares acquired after completion of the US Salt Acquisition, so long as, immediately following any such acquisition by the Abrams Investors or any of their respective affiliates, their aggregate ownership of ContextLogic Common Stock (including any outstanding vested restricted stock units issued by the Company) does not exceed forty-five percent (45%) of the aggregate then-outstanding ContextLogic Common Stock (including any then-outstanding vested restricted stock units issued by the Company).

Limitations on use of NOLs

The benefit of the NOLs to the Company can be reduced or eliminated under Section 382 of the Tax Code if the Company experiences an “ownership change,” as defined in Section 382. Generally, an ownership change can occur through one or more acquisitions, whether occurring contemporaneously or pursuant to a single plan, by which one or more stockholders, each of whom owns or is deemed to own directly or indirectly 5% or more in value of a corporation’s stock, increase their aggregate percentage ownership by more than 50 percentage points over the lowest percentage of stock owned by such stockholders (with the lowest percentage measured separately for each stockholder) at any time during the preceding three-year period. The amount of the increase in the percentage of stock ownership of each 5% stockholder is computed separately, and each such increase is then added together with any other such increases to determine whether an ownership change has occurred. For this purpose, all holders who own less than 5% of a corporation’s stock are generally treated together as one 5% stockholder (although in some circumstances these smaller holders may be counted as two or more separate stockholders, with each being a “public group” and a separate 5% stockholder, for purposes of Section 382 of the Tax Code). Transactions in the public markets among stockholders owning less than 5% of the equity securities generally do not affect the calculation of an ownership change (but can if a corporation has more than one public group). In addition, certain constructive ownership rules, which generally attribute ownership of stock owned by estates, trusts, corporations, partnerships or other entities to the ultimate indirect individual owner thereof, or to related individuals, are applied in determining the level of stock ownership of a particular stockholder. Special rules can result in the treatment of options or other similar interests as having been exercised if such treatment would result in an ownership change. All percentage determinations are based on the fair market value of a corporation’s stock.

For example, if a single investor acquired 50.1% of the Company’s stock in a three-year period, a change of ownership would occur. Similarly, if ten persons, none of whom owned the Company’s stock, each acquired slightly over 5% of the Company’s stock within a three-year period (so that such persons owned, in the aggregate, more than 50%), an ownership change would occur.

If the Company were to experience an ownership change, then the amount of taxable income in any year (or portion of a year) subsequent to the ownership change that could be offset by NOLs from periods prior to such ownership change could not exceed the product obtained by multiplying (i) the aggregate value of the Company’s stock immediately prior to the ownership change (with certain adjustments) by (ii) the then applicable federal long-term tax exempt rate (this resulting product is referred to as the Section 382 limitation), subject to certain other adjustments under the Tax Code. If the Company experiences an ownership change for tax purposes, the Section 382 limitation could greatly reduce the amount of available NOLs that the Company would be able to utilize. Any portion of the annual Section 382 limitation amount not utilized in any year may be carried forward and increase the available Section 382 limitation amount for the succeeding tax year. Thus, an ownership change could significantly reduce or eliminate the annual utilization of the Company’s NOLs and cause a portion of such NOLs to expire prior to their use.

Summary of Transfer Restrictions

The following is a summary of the transfer restrictions. This summary is qualified in its entirety by reference to the full text of the transfer restrictions, which is contained in Article XIV of ContextLogic’s Certificate of Incorporation.

The transfer restrictions generally will restrict any direct or indirect transfer (such as transfers of ContextLogic stock that result from the transfer of interests in other entities that own ContextLogic stock) if the effect would be to:

1.
increase the direct or indirect ownership of ContextLogic stock by any person (or public group) from less than 4.9% to 4.9% or more of the stock of ContextLogic; or
2.
increase the percentage of ContextLogic stock owned directly or indirectly by any person (or public group) owning or deemed to own 4.9% or more of ContextLogic stock.

Transfers included under the transfer restrictions include sales to persons (or public groups) whose resulting percentage ownership (direct or indirect) of stock would exceed the 4.9% thresholds discussed above. Complicated rules of constructive ownership, aggregation, segregation, combination and other stock ownership rules prescribed by the Tax Code (and related regulations) will apply in determining whether a person or group of persons constitute a 5% stockholder under Section 382 and whether less than 5% stockholders will be treated as one or more “public groups,” each of which is a 5% stockholder under Section 382. Issuances of securities by us that exceed the 4.9% threshold (including securities issued pursuant to exercises of options and securities settled pursuant to the settlement of restricted stock units) would not be subject to the transfer restrictions if we obtain written approval of the Board or a duly authorized committee thereof for such issuances.

For purposes of determining the existence and identity of, and the amount of stock owned by, any stockholder, we will be entitled to rely conclusively on (i) the existence or absence of filings with the SEC of Schedules 13D and 13G (or any similar SEC filings) as of any date and (ii) our actual knowledge of the ownership of its stock. The transfer restrictions will include the right to require a proposed transferee, as a condition to registration of a transfer of ContextLogic common stock, to provide all information reasonably requested regarding such person’s direct and indirect ownership of ContextLogic common stock. The transfer restrictions may result in the delay or refusal of certain requested transfers of ContextLogic common stock.

As a result of these rules, the transfer restrictions could result in prohibiting ownership (thus requiring dispositions) of ContextLogic common stock as a result of a change in the relationship between two or more persons or entities, or of a transfer of an interest in an entity other than us, such as an interest in an entity that, directly or indirectly, owns our stock. The transfer restrictions will also apply to proscribe the creation or transfer of certain “options” (which are broadly defined by Section 382) in respect of our stock to the extent that, in certain circumstances, creation, transfer or exercise of the option would result in a proscribed level of ownership.

Consequences of Prohibited Transfers

With adoption of the transfer restrictions, any direct or indirect transfer attempted in violation of the restrictions would be void as of the date of the purported transfer as to the purported transferee (or, in the case of an indirect transfer, the ownership of the direct owner of ContextLogic’s common stock would terminate simultaneously with the transfer), and the purported transferee (or in the case of any indirect transfer, the direct owner) would not be recognized as the owner of the shares of ContextLogic common stock owned in violation of the restrictions for any purpose, including for purposes of voting and receiving dividends or other distributions in respect of such shares, or in the case of options, receiving stock in respect of their exercise. Stock acquired in violation of the transfer restrictions is referred to as “excess stock.”

In addition to the purported transfer being void as of the date of the purported transfer, upon demand, the purported transferee must transfer the excess stock to our agent. The Company may seek to recover any dividends or distributions paid with respect to any excess stock. Our agent is required to sell such excess stock in an arms’ length transaction (or series of transactions) that would not constitute a violation under the transfer restrictions. The net proceeds of the sale, together with any other distributions with respect to such excess stock received by Holdings’ agent, after deduction of all costs incurred by the agent, will be distributed first to the purported transferee in an amount, if any, equal to the cost (or in the case of gift, inheritance or similar transfer, the fair market value of the excess stock on the date of the violative transfer) incurred by the purported transferee to acquire such excess stock, and the balance of the proceeds, if any, will be distributed to a charitable beneficiary. If the excess stock is sold by the purported transferee, such person will be treated as having sold the excess stock on behalf of the agent, and will be required to remit all proceeds to our agent (except to the extent we grant written permission to the purported transferee to retain an amount not to exceed the amount such person otherwise would have been entitled to retain had our agent sold such shares).

With respect to any transfer of stock which does not involve a transfer of “securities” of the Company within the meaning of the Delaware General Corporation Law but which would cause any 4.9% stockholder to violate the transfer restrictions, the following procedure will apply in lieu of those described above. In such case, no such 4.9% stockholder shall be required to dispose of any interest that is not a security of the Company, but such 4.9% stockholder and/or any person whose ownership of securities of the Company is attributed to such 4.9% stockholder will be deemed to have disposed of (and will be required to dispose of) sufficient securities, simultaneously with the transfer, to cause such 4.9% stockholder not to be in violation of the transfer restrictions, and such securities will be treated as excess stock to be disposed of through the agent under the provisions summarized above, with the maximum amount payable to such 4.9% stockholder or such other person that was the direct holder of such excess stock from the proceeds of sale by the agent being the fair market value of such excess stock at the time of the prohibited transfer.

Modification and Waiver of Transfer Restrictions

Our Board will have the discretion to approve a transfer of stock that would otherwise violate the transfer restrictions. If our Board decides to permit a transfer that would otherwise violate the transfer restrictions, then that transfer or later transfers may result in an ownership change that could limit our use of the NOLs. As a condition to granting an exemption from the transfer restrictions, our Board may require an opinion of counsel (the cost of which will be borne by the transferor and/or the transferee) that the transfer will not result in a limitation on the use of the NOLs under Section 382.

Expiration of Transfer Restrictions

The transfer restrictions will remain in effect until the earlier of (i) the repeal of Section 382 of the Tax Code or any successor statute if the Board determines that the transfer restrictions are no longer necessary or desirable for the preservation of the tax attributes; (ii) such date as the Board shall fix in its discretion; (iii) the beginning of a tax year of the

Company which the Board determines that no attributes may be carried forward; or (iv) July 25, 2028, being the third anniversary of the filing and effectiveness of ContextLogic’s Second Amended and Restated Certificate of Incorporation.

Reasons for Transfer Restrictions

The purpose of the transfer restrictions is solely to help preserve the long-term value of the Company’s accumulated NOLs. The proposed transfer restrictions are designed to prohibit certain transfers of the Company’s stock in excess of amounts that, because of provisions of the Tax Code, could inhibit the Company’s ability to use the Company’s NOLs to reduce future income tax liability.

The transfer restrictions may have anti-takeover effects because they will restrict the ability of a person or group from accumulating an aggregate of 4.9% or more of ContextLogic stock and the ability of persons or groups now owning 4.9% or more of ContextLogic stock from acquiring additional stock. The transfer restrictions are not in response to any effort to accumulate ContextLogic common stock or to obtain control of the Company. Our Board considers the transfer restrictions to be reasonable and in the best interests of the Company and its stockholders because the transfer restrictions reduce certain of the risks related to our future use of the NOLs. In the opinion of our Board, the fundamental importance to the Company’s stockholders of maintaining the availability of the NOLs is a more significant consideration than the indirect “anti-takeover” effect the transfer restrictions may have.

The US Salt Acquisition

Purchase Agreement

We entered into a Purchase Agreement on December 8, 2025 (as amended, the “Purchase Agreement”) with CLI LLC, Holdings, (and together with ContextLogic and CLI LLC, the “Buyer Parties”), Salt Management Aggregator, LLC, a Delaware limited liability company (the “Management Aggregator”), Emerald Lake Pearl Acquisition GP, L.P., a Delaware limited partnership (“Emerald GP”), Emerald Lake Pearl Acquisition-A, L.P., a Delaware limited partnership (“Blocker Seller”), Emerald Lake Pearl Acquisition Blocker, LLC, a Delaware limited liability company (“Blocker”), Emerald Lake Pearl Acquisition, L.P., a Delaware limited partnership (solely in its capacity as a Seller Party, “Emerald Fund” and, together with Emerald GP and Blocker Seller, the “Emerald Investors”), ACP I, ACP II, Riva Capital Partners V, L.P., a Delaware limited partnership (“Riva V”), and Riva Capital Partners VI, L.P., a Delaware limited partnership (“Riva VI,” and together with ACP I, ACP II and Riva V, collectively, the “Abrams Investors”), the investors set forth on Schedule II to the Purchase Agreement (the “Management Investors” and, together with the Emerald Investors and the Abrams Investors, collectively, the “Seller Parties”), US Salt, Emerald Lake Pearl Acquisition, L.P., a Delaware limited partnership, solely in its capacity as the Sellers Representative pursuant to the Purchase Agreement (the “Sellers Representative”), and, solely for the purposes of Section 7.16 to the Purchase Agreement and, as it relates thereto, Article XV of the Purchase Agreement, BCP. Capitalized terms used in this section discussing the Purchase Agreement, but not herein defined shall have the respective meanings set forth in the Purchase Agreement.

Holdings acquired US Salt for an aggregate purchase price of approximately $908 million subject to customary adjustments, including for cash, debt, and net working capital, which was comprised of approximately $583 million in cash consideration (including, among other sources, the use of approximately $213 million in net borrowing proceeds from the Initial Term Loans and approximately $115 million in proceeds from the Rights Offering and Backstop Agreements) and approximately $325 million in equity rollover consideration. At the closing, $3 million in cash was placed into the Escrow Fund to satisfy the escrow obligations set forth under the Purchase Agreement and the Escrow Agreement.

Transactions

The transactions contemplated by the Purchase Agreement, and were executed in the Closing, are as follows:

(a)

On February 26, 2026 (the “Closing Date”) and prior to the Closing, certain of the Seller Parties and their Affiliates consummated the Pre-Closing Reorganization (as defined in the Purchase Agreement);

(b)	Prior to the Closing, certain Buyer Parties and their Affiliates consummated the Buyer Pre-Closing Reorganization (as defined in the Purchase Agreement);

(c)

Following the Pre-Closing Reorganization, (i) Blocker contributed all of the Company Units (defined below) then held by it to Holdings in exchange for Class B-1 Common Units of Holdings, and Holdings accepted such contribution and issued Class B-1 Common Units to Blocker in exchange therefor; and (ii) the Company contributed all of the Company Units then held by it to Holdings in exchange for Class B-1 Common Units of Holdings, and Holdings accepted such contribution and issued Class B-1 Common Units to the Company in exchange therefor (the transactions described in the foregoing clauses (i)-(ii), the “Internal Contribution and Exchange”);

(d)

Blocker Seller sold to the Company, and the Company purchased from Blocker Seller, all of Blocker Seller’s remaining membership interests in Blocker for cash consideration, on the terms and subject to the conditions set forth in the Purchase Agreement (the “Blocker Sale”);

(e)

As of immediately prior to the Parent Contribution and Exchange, (i) US Salt was collectively owned 100% by Emerald GP, Blocker, Emerald Fund, the Abrams Investors and the Management Investors, and (ii) Blocker was wholly-owned by Blocker Seller;

(f)

(i) Blocker Seller contributed a portion of its membership interests in Blocker to Holdings in exchange for shares of ContextLogic common stock, and the Company accepted such contribution and issue shares of ContextLogic common stock to Blocker Seller in exchange therefor; (ii) Emerald GP and Emerald Fund contributed a portion of their respective Class A Units and Class B Units of US Salt Parent Holdings, LLC (together, the “Company Units”) to the Company in exchange for shares of ContextLogic common stock, and the Company accepted such contribution and issued shares of ContextLogic common stock to Emerald GP and Emerald Fund in exchange therefor; and (iii) each of the Abrams Investors contributed a portion of its Company Units to the Company in exchange for shares of ContextLogic common stock, and the Company accepted such contribution and issued shares of ContextLogic common stock to each of the Abrams Investors in exchange therefor, in each case, on the terms and subject to the conditions set forth in the Purchase Agreement (the transactions described in the foregoing clauses (i)-(iii), the “Parent Contribution and Exchange”);

(g)

Immediately following the consummation of the Parent Contribution and Exchange, (i) certain Management Investors contributed a portion of their Company Units to Holdings in exchange for the Preferred Units, and Holdings accepted such contribution and issued Preferred Units to such Management Investors in exchange therefor; (ii) Emerald GP contributed a portion of the Company Units then held by it to Holdings in exchange for Preferred Units of Holdings, and Holdings accepted such contribution and issued Preferred Units to Emerald GP in exchange therefor; (iii) the Abrams Investors (together with the Management Investors identified on Schedule 1.03 to the Purchase Agreement and Emerald GP, the “Rollover Sellers”) contributed a portion of the Company Units then held by them to Holdings in exchange for Preferred Units of Holdings, and Holdings accepted such contribution and issued Preferred Units to the Abrams Investors in exchange therefor, in each case, on the terms and subject to the conditions set forth in the Purchase Agreement (the transactions described in the foregoing clauses (i)-(iii), the “Buyer Rollover”); and

(h)

Immediately following the consummation of the Buyer Rollover, Emerald GP, Emerald Fund, each of the Abrams Investors, and each of the Management Investors (collectively, the “Cash Sellers”) sold to Holdings, and Holdings purchased from each such Person, all of the Company Units then held by such Person for cash consideration, on the terms and subject to the conditions set forth in the Purchase Agreement (the “Company Sale” and, together with the Parent Contribution and Exchange, the Blocker Sale, the Internal Contribution and Exchange and the Buyer Rollover, collectively, the “Transactions”).

Upon consummation of the Transactions, the Company acquired US Salt and its subsidiaries, including US Salt’s salt production and manufacturing business, and the Company holds substantially all of the assets and business of US Salt.

Consideration

Pursuant to the Purchase Agreement, at Closing, Holdings and/or the Company delivered the following:

(a)
immediately available funds to Blocker Seller, representing the cash payments to be made in the Blocker Sale;
(b)
immediately available funds to the Sellers Representative (on behalf of the Cash Sellers (other than Blocker Seller)), representing the cash payments to be made in the Company Sale;
(c)
the Adjustment Escrow Amount (defined below) in an amount of $3 million to the Escrow Agent (defined below), consisting of immediately available funds and to be held in accordance with the terms of the Escrow Agreement;
(d)
the amount set forth in the payoff letters;
(e)
all Transaction Expenses, in the amounts and to the Persons set forth on the Estimated Closing Statement (or, in the case of any Transaction Expenses that constitute wages payable to employees of US Salt and its Subsidiaries, deposit such amounts with US Salt, LLC, a Delaware limited liability company (“Opco”), for further payment to the Persons entitled thereto no later than Opco’s second regularly scheduled payroll date following the Closing Date); and

(f)
the Expense Fund, in the amount of $250,000, to the Sellers Representative.

Pursuant to the Purchase Agreement, at or prior to the Closing, Holdings or ContextLogic delivered payments, including: immediately available funds to Blocker Seller and immediately available funds to the Sellers Representative (on behalf of the Cash Sellers (other than Blocker Seller)); $3 million (the “Adjustment Escrow Amount”) to the Escrow Agent (defined below); the amount set forth in the payoff letters; all expenses of the transactions, in the amounts and to the persons set forth on the estimated closing statement of the Purchase Agreement.

The Backstop Agreements

Simultaneously with entering into and as contemplated by the Purchase Agreement, Holdings entered into a backstop agreement with BCP (such agreement, the “BCP Backstop Agreement”) and ContextLogic entered into backstop agreements with Abrams Capital (the “Abrams Backstop Agreements” and, together with the BCP Backstop Agreement, the “Backstop Agreements”). Under the respective Backstop Agreements, in the event the Rights Offering (as defined below) was not fully subscribed at the expiration of the Rights Offering period, (i) BCP was obligated to purchase the Preferred Units from Holdings at a price of $8.00 per Preferred Unit (the “Per Unit Subscription Price”) for an aggregate amount not to exceed $92 million (the “BCP Cap”) and (ii) each of ACP I and ACP II was obligated to purchase shares of ContextLogic common stock from ContextLogic at a price of $8.00 per share (the “Per Share Subscription Price”), for an aggregate amount not to exceed (a) $2 million for ACP I (the “ACP I Cap”) and (b) $21 million for ACP II (the “ACP II Cap” and, together with the BCP Cap and the ACP I Cap, each a “Cap”). For the avoidance of doubt, in no event will the purchase price under the respective backstops exceed the BCP Cap, ACP I Cap, or ACP II Cap, as applicable.

Subject to the expiration of the Rights Offering period and the terms and conditions of the Rights Offering, which were customary and subject to the prior written approval of each of BCP, ACP I and ACP II:

•
BCP purchased, and Holdings issued and sold to BCP, approximately 11,156 thousand Preferred Units equal to the quotient of (A) (i) the product of 80% multiplied by (ii) the difference between (x) the Rights Offering Amount, minus (y) the dollar amount of proceeds from the Rights Offering actually received by ContextLogic prior to (and that remain available to ContextLogic at) or immediately prior to the closing of the Transactions (such product, the “BCP Purchase Price”) divided by (B) the Per Unit Subscription Price, for an amount in cash equal to the BCP Purchase Price;
•
ACP I purchased, and ContextLogic issued and sold to ACP I, approximately 190 thousand shares of ContextLogic common stock equal to the quotient of (A) (i) the product of 1.366% multiplied by (ii) the difference between (x) the Rights Offering Amount, minus (y) the dollar amount of proceeds from the Rights Offering actually received by ContextLogic prior to (and that remain available to ContextLogic at) or immediately prior to the closing of the Transactions (such product, the “ACP I Purchase Price”) divided by (B) the Per Share Subscription Price, for an amount in cash equal to the ACP I Purchase Price; and
•
ACP II purchased, and ContextLogic issued and sold to ACP II, approximately 2,599 thousand shares of ContextLogic common stock equal to the quotient of (A) (i) the product of 18.634% multiplied by (ii) the difference between (x) the Rights Offering Amount, minus (y) the dollar amount of proceeds from the Rights Offering actually received by ContextLogic prior to (and that remain available to ContextLogic at) or immediately prior to the closing of the Transactions (such product, the “ACP II Purchase Price”) divided by (B) the Per Share Subscription Price, for an amount in cash equal to the ACP II Purchase Price.

The Financing Arrangements

As contemplated by the Purchase Agreement, on December 8, 2025, Holdings entered into an agreement (the “Debt Commitment Letter”) with certain lenders, pursuant to which the lenders committed to fund up to $215 million to Holdings in connection with a new senior secured first lien term loan facility (the “Term Facility”) and $25 million to Holdings in connection with a new senior secured first lien revolving loan facility (the “Revolving Facility” and, together with the Term Facility, the “Facilities” or “Financings”) in each case subject to the terms and conditions set forth in the Debt Commitment Letter.

On the Closing Date, Holdings, as the initial borrower, entered into a Credit Agreement (as amended, restated, amended and restated, extended, supplemented or otherwise modified in writing from time to time, the “Credit Agreement”), with US Salt Investors, LLC, a Delaware limited liability company (the “Borrower”), as the borrower, US Salt Holdings, LLC, a Delaware limited liability company (“US Salt Holdings”), as holdings, the guarantors from time to time party thereto, Wilmington Trust, National Association, as administrative agent and collateral agent (the “Agent”), and each lender from time to time party thereto (the “Lenders”). Immediately after the consummation of the Credit Agreement, the Borrower succeeded to the rights and obligations of Holdings under the Credit Agreement and other Loan Documents (as defined in the Credit Agreement) and Holdings was released from its obligations under the Credit Agreement and other Loan Documents. The obligations under the Credit Agreement are guaranteed by US Salt Holdings and certain of the Borrower’s subsidiaries (collectively, the “Guarantors”) and collateralized by substantially all of the assets of the Borrower and the Guarantors.

The Credit Agreement provides for (i) an initial term loan facility in an aggregate principal amount of $215.0 million (the “Initial Term Loans”) and (ii) a revolving credit facility in an initial aggregate principal amount of $25.0 million (the “Revolving Loans” and, together with the Initial Term Loans, the “Loans”). The Credit Agreement provides that the Borrower has the right at any time and from time to time to incur one or more incremental revolving commitments and/or incremental term loans, subject to certain customary conditions and other requirements. The Lenders under the Credit Agreement are not obligated to provide any such incremental loans or commitments. The Initial Term Loans were borrowed on the Closing Date. The Loans mature on February 26, 2033.

At the Borrower’s option, and subject to certain conditions, the Loans bear interest at a base rate or a term Secured Overnight Financing Rate (“SOFR”) rate plus, in each case, an applicable margin determined by the Borrower’s Consolidated First Lien Net Leverage Ratio (as defined in the Credit Agreement). For borrowings that bear interest at a term SOFR rate, the applicable margin is a per annum amount equal to an amount between 4.00% and 4.50%. The Borrower is also required to pay a commitment fee with respect to unused available commitments under the revolving credit facility in a per annum amount, determined by the Borrower’s Consolidated First Lien Net Leverage Ratio, equal to an amount between 0.375% and 0.50%. The Borrower is also obligated to pay the Agent and Lenders other fees and premiums customary for credit facilities of this size and type.

The Credit Agreement contains customary affirmative and negative covenants, conditions to borrowing and events of default.

The Company used the proceeds of the Facilities, together with the Backstop Agreements and the Rights Offering to help (i) fund a portion of the US Salt Acquisition, (ii) repay US Salt’s existing indebtedness under its current credit facility, (iii) pay fees and expenses incurred in connection with the US Salt Acquisition, (iv) cash collateralize, backstop or replace letters of credit of US Salt outstanding on the Closing Date, and (v) fund working capital and general corporate purpose needs.

Registration Rights Agreement

Demand Registration

As contemplated by the Purchase Agreement, on the Closing Date, ContextLogic and certain of the Rollover Sellers entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which each signatory to the Registration Rights Agreement listed as Lead Investor (a “Lead Investor”) shall have the right to make a written request to ContextLogic for registration under the Securities Act of 1933, as amended (the “Securities Act”) of the offer and sale to the public of any Registrable Securities pursuant to a Registration Statement (such request, a “Demand Registration Request”) of all or part of the Registrable Securities held by such Lead Investor which would reasonably be expected to result in gross proceeds of at least $15 million and ContextLogic will agree to file a Registration Statement with the SEC within thirty (30) days of receipt of the Demand Registration Request (or, if such 30-day period falls in a Company Blackout Period (as defined below), within five (5) Business Days from the end of such Company Blackout Period) and use its reasonable best efforts to cause such Registration Statement to be promptly declared effective under the Securities Act. No more than two (2) Business Days after receiving a Demand Registration Request, ContextLogic shall deliver a written notice (a “Demand Notice”) of such Demand Registration Request to all the Lead Investors and each signatory to the Registration Rights Agreement listed as other investors who then hold Registrable Securities under the Registration Rights Agreement (collectively, the “Holders”), offering them the opportunity to include their Registrable Securities in the Demand Registration. Subject to Section 3.1.7 of the Registration Rights Agreement, ContextLogic shall include in the Demand Registration all such Registrable Securities with respect to which ContextLogic has received written requests for inclusion therein within three (3) Business Days after the date that the Demand Notice was delivered. ContextLogic shall use its reasonable best efforts to cause the Demand Registration Statement to become effective and remain effective for not less than one hundred eighty (180) days, subject to certain conditions in the Registration Rights Agreement.

Shelf Registration

Additionally, pursuant to the Registration Rights Agreement, upon the written request of any of the Lead Investors (such request, a “Shelf Registration Request”), ContextLogic will be required to promptly file a shelf Registration Statement (as defined in the Registration Rights Agreement) with the SEC pursuant to Rule 415 under the Securities Act relating to the offer and sale of Registrable Securities by any Holders thereof and shall use reasonable best efforts to cause such Shelf

Registration Statement to promptly become effective under the Securities Act (such Registration pursuant to a Shelf Registration Request, a “Shelf Registration”). No more than two (2) Business Days after receiving a Shelf Registration Request, ContextLogic shall deliver a written notice (a “Shelf Registration Notice”) of any such request to all other Holders, which shall specify, if applicable, the amount of Registrable Securities to be registered and shall offer each such Holder the opportunity to include their Registrable Securities in the Shelf Registration. ContextLogic shall include in such Shelf Registration all such Registrable Securities with respect to which ContextLogic has received written requests for inclusion therein within three (3) Business Days (or such shorter period as may be reasonably requested in connection with an underwritten “block trade”) after the date that the Shelf Registration Notice has been delivered. ContextLogic shall use its reasonable best efforts to keep such Shelf Registration Statement continuously effective under the Securities Act in order to permit the Prospectus (as defined below) forming part of the Shelf Registration Statement to be usable by Holders until the earlier of: (i) the date as of which all Registrable Securities have been sold pursuant to the Shelf Registration Statement or another Registration Statement filed under the Securities Act (but in no event prior to the applicable period referred to in Section 4(a)(3) of the Securities Act and Rule 174 thereunder); and (ii) the date as of which no Holder holds Registrable Securities.

Shelf Takedown

At any time ContextLogic has an effective Shelf Registration Statement with respect to a Holder’s Registrable Securities, any of the Lead Investors may make a written request (a “Shelf Takedown Request”) to ContextLogic to effect a Public Offering (as defined in the Registration Rights Agreement), including an Underwritten Shelf Takedown (as defined in the Registration Rights Agreement), of all or a portion of such Holder’s Registrable Securities that may be registered. No more than two (2) Business Days after receiving a Shelf Takedown Request (or such shorter period as may be reasonably requested in connection with an underwritten “block trade”) for any Underwritten Shelf Takedown, ContextLogic shall deliver a notice (a “Shelf Takedown Notice”) to each other Holder with Registrable Securities covered by the applicable Registration Statement, or to all other Holders if such Registration Statement is undesignated (each a “Potential Takedown Participant”). The Shelf Takedown Notice shall offer each such Potential Takedown Participant the opportunity to include in any Underwritten Shelf Takedown such number of Registrable Securities as each such Potential Takedown Participant may request in writing. ContextLogic shall include in the Underwritten Shelf Takedown all such Registrable Securities with respect to which ContextLogic has received written requests for inclusion therein within three (3) Business Days (or such shorter period as may be reasonably requested in connection with an underwritten “block trade”) after the date that the Shelf Takedown Notice has been delivered.

Piggyback Registration

If ContextLogic at any time proposes to file a Registration Statement under the Securities Act or to conduct a Public Offering (as defined below) with respect to any offering of its equity securities subject to certain exceptions, then, no less than ten (10) Business Days prior to the proposed date of filing of such Registration Statement or, in the case of a Public Offering under a Shelf Registration Statement, the anticipated pricing or trade date, ContextLogic shall give written notice (a “Piggyback Notice”) of such proposed filing or Public Offering to all Holders, and such Piggyback Notice shall offer the Holders the opportunity to register under such Registration Statement, or to sell in such Public Offering, such number of Registrable Securities as each such Holder may request in writing. Subject to Section 3.3.2 of the Registration Rights Agreement, ContextLogic shall include in such Registration Statement or Public Offering all such Registrable Securities that are requested to be included therein within five (5) Business Days after the receipt by such Holder of any such notice, subject to certain exceptions as discussed in more detail in the Registration Rights Agreement.

For purposes of the foregoing description of the Registration Rights Agreement and as defined in the Registration Rights Agreement:

•
“Business Day” means any day that is not a Saturday, a Sunday or other day on which banks are required or authorized by law to be closed in the City of New York.
•
“Company Blackout Period” means the period starting two weeks prior to the end of any fiscal quarter and ending on the second (2nd) Business Day after earnings are publicly reported for such period.
•
“Issuer Free Writing Prospectus” means an issuer free writing prospectus, as defined in Rule 433 under the Securities Act, relating to an offer of the Registrable Securities.
•
“Prospectus” means (i) the prospectus included in any Registration Statement, all amendments and supplements to such prospectus, including post-effective amendments and supplements, and all other material incorporated by reference in such prospectus, and (ii) any Issuer Free Writing Prospectus.

•
“Public Offering” means the offer and sale of Registrable Securities for cash pursuant to an effective Registration Statement under the Securities Act (other than a Registration Statement on Form S-4 or Form S-8 or any successor form).
•
“Registrable Securities” means (i) all shares of ContextLogic common stock, (ii) all shares of ContextLogic common stock issuable upon exercise, conversion or exchange of any option, warrant or convertible security of any Person (as defined in the Registration Rights Agreement) that is not then subject to vesting or forfeiture to ContextLogic and (iii) all shares of ContextLogic common stock directly or indirectly issued or then issuable with respect to the securities referred to in clauses (i) or (ii) above by way of a stock dividend or stock split, or in connection with a combination of shares, recapitalization, merger, consolidation or other reorganization, in any such case under clauses (i), (ii) or (iii) above, whether owned on the date hereof or hereafter acquired; provided, however, that shares of ContextLogic common stock that are then subject to forfeiture to ContextLogic shall not be deemed “Registrable Securities” for purposes of Section 3.1, 3.2.4 or 3.3 of the Registration Rights Agreement. As to any particular Registrable Securities, such securities shall cease to be Registrable Securities when (w) a Registration Statement with respect to the sale of such securities shall have become effective under the Securities Act and such securities shall have been disposed of in accordance with such Registration Statement, (x) such securities shall have been Transferred (as defined in the Registration Rights Agreement) pursuant to Rule 144, (y) such Holder is able to immediately sell such securities under Rule 144 without any restrictions on transfer (including without application of paragraphs (c), (d), (e), (f) and (h) of Rule 144), or (z) such securities shall have ceased to be outstanding.
•
“Registration Statement” means any registration statement of ContextLogic filed with, or to be filed with, the SEC under the Securities Act, including the related Prospectus, amendments and supplements to such registration statement, including pre- and post-effective amendments, and all exhibits and all material incorporated by reference in such registration statement other than a registration statement (and related Prospectus) filed on Form S-4 or Form S-8, or any successor form to either of the foregoing.

Voting Agreement

As contemplated by the Purchase Agreement, on the Closing Date, each of the Abrams Investors and BCP (together, the “Voting Entities”), entered into a voting agreement (the “Voting Agreement”). Pursuant to the Voting Agreement, each of the Voting Entities agreed, among other matters, to vote their shares of ContextLogic common stock: (i) to cause the board of directors of ContextLogic to be comprised of seven (7) directors at all times; (ii) for the election of two (2) individuals designated by the Abrams Investors to serve as directors on the Board (the “Abrams Nominees”), subject to certain conditions; (iii) for the election of two (2) individuals designated by BCP to serve as directors on the Board (the “BCP Nominees”), subject to certain conditions; (iv) for the election of any three (3) individuals, as each party may determine in its respective sole discretion, who qualify as independent directors to serve as directors on the Board; and (v) against any action, proposal, transaction or agreement that would or would reasonably be expected to result in the removal of any Abrams Nominee from the Board without the prior written consent of the Abrams Investors or any BCP Nominee from the Board without the prior written consent of BCP.

Escrow Agreement

As contemplated by the Purchase Agreement, on the Closing Date, Wilmington Trust, NA, a national banking association (the “Escrow Agent”), the Sellers Representative, and Holdings entered into an Escrow Agreement which sets forth the terms of the Adjustment Escrow Fund (as defined therein), which includes the Adjustment Escrow Amount of $3 million (the "Escrow Agreement"). Pursuant to the Escrow Agreement, the Escrow Agent will hold the Escrow Funds in an account established with and designated by the parties to the Escrow Agreement by the Escrow Agent, pursuant to which the Escrow Funds shall be held in a segregated, non-commingled deposit account titled in the name of the Escrow Agent for the benefit of the parties and not merely by book-entry identification.

Indemnification Agreement

In connection with the closing of the Transactions and pursuant to the Purchase Agreement, each Abrams Nominee shall enter into an Indemnification Agreement with ContextLogic whereby ContextLogic agrees to hold harmless and indemnify each indemnitee to the fullest extent permitted by law, subject to customary conditions (the "Indemnification Agreement"). The Indemnification Agreement will also require ContextLogic to pay, in the first instance, the entire amount of any judgment or settlement of such action, suit or proceeding without requiring the indemnitee to contribute to such payment and ContextLogic hereby waives and relinquishes any right of contribution it may have against the indemnitee, in addition to other customary provisions.

D. Sugarman Employment Agreement

On December 8, 2025, David Sugarman, current Chief Executive Officer of Opco, a subsidiary of US Salt, entered into an amended and restated employment agreement (the “Sugarman Employment Agreement”) with Opco for the position of Chief Executive Officer of Opco. In connection with the Transaction, Opco will become a subsidiary of ContextLogic, and as such, ContextLogic’s Compensation Committee and Board have approved the assumption of the employment agreement with Mr. Sugarman. Under the terms of the Sugarman Employment Agreement, Mr. Sugarman will receive a base salary of $550,000, will be eligible for an annual discretionary bonus of between 0% to 150% of his base salary based on achievement of EBITDA growth metrics of Opco, and will be eligible to participate in a long-term incentive program that vests over a five-year performance period. Upon a termination of Mr. Sugarman’s employment without “Cause” or by Mr. Sugarman for “Good Reason” (as such terms are defined in the Sugarman Employment Agreement), he is eligible for any earned but unpaid prior year’s bonus, any vested portion of his long-term incentive award, payable at the same time such award would have been paid had he remained employed, 12 months’ base salary continuation, a pro-rated bonus for the year of termination, based on actual performance, and up to 12 months’ COBRA premium payments, in each case conditioned upon his timely execution and non-revocation of a release of claims and compliance with his restrictive covenants.

Rights Offering

On January 22, 2026, the Company commenced a rights offering (the “Rights Offering”) to distribute to the holders of ContextLogic common stock subscription rights to purchase shares of ContextLogic common stock. Each subscription right entitled the holder to purchase 0.53486 shares of ContextLogic common stock at an exercise price of $8.00 per share. The Rights Offering was conducted in connection with the US Salt Acquisition.

On February 25, 2026, the 429 thousand aggregate shares of ContextLogic common stock validly subscribed for pursuant to the Rights Offering were issued, with a total purchase price of all shares sold of approximately $3 million.

US Salt Business

Overview

US Salt is a leading producer, packager, and distributor of evaporated and specialty salt products originally founded in 1893.

US Salt produces evaporated salt by injecting water into underground salt deposits to create saturated brine (~8× the salinity of seawater), then pumping the brine into MEE systems where steam-driven heat under reduced pressure crystallizes high-purity salt into consistent granule sizes. Evaporated salt, as distinct from rock salt and solar salt, operates in a niche of the salt market that requires demanding purity levels (often over 99.6% sodium chloride) for use in such applications as food and pharmaceutical products. As a result, evaporated salt generally commands higher prices than rock salt and solar salt.

US Salt’s vertically integrated Watkins Glen, New York facility is one of only 16 evaporated salt facilities in the United States. US Salt believes that the majority of currently operational facilities date back to the 19th century. Industry-wide domestic production of evaporated salt exhibited a 0.1% annualized growth rate between 1998 and 2023, according to USGS data.

US Salt operates one of the largest single-site round can packaging facilities in the United States, and US Salt believes that it is one of only two domestic suppliers with scaled capability to produce U.S. Pharmacopeia (USP)-compliant salt for pharmaceutical applications, including saline solutions for kidney dialysis. US Salt produces food-grade (≥99.6% sodium chloride) and ultra-purified (≥99.9% sodium chloride) evaporated salt. US Salt’s plant integrates production, packaging, and truck and rail shipping capabilities on a single site and is supported by regionally distributed third-party warehouses that position products close to demand centers. US Salt operates on-site combined heat and power systems that supply most of its electricity needs, recover waste heat to power evaporation, and, US Salt believes, provide significant cost advantages over grid-purchased power.

US Salt’s plant is strategically located adjacent to a major salt deposit with over 40 years of remaining salt reserves and multiple decades more in undeveloped resources. The plant sits near Seneca Lake, providing reliable access to process water for the solution mining process. US Salt has operated its plant continuously for over 130 years, developing deep expertise in solution mining and mechanical evaporation technologies.

US Salt goes to market with a broad range of evaporated salt products, including branded and private label round cans, pharmaceutical salt, food-grade salt, pool salt, and water softening salt. US Salt also offers specialty salt categories via sourced and, where appropriate, co-packed sea salt, kosher salt, and pink salt products. US Salt serves a diverse mix of end markets where salt is an essential input with limited substitution risk such as retail grocery, food processing, pharmaceuticals, water softening, and other industrial applications. US Salt sells to a diversified customer base including national and regional retailers, food manufacturers, distributors, and healthcare companies.

Competitive Strengths

Significant Barriers to Entry – Economically viable evaporated salt production is limited, as it depends on a combination of factors: depth and purity of salt deposits; geographical proximity to demand centers; reliable access to water and energy; lengthy and complex permitting; and substantial upfront capital. US Salt’s Watkins Glen site provides long-term deeded access to a high-purity salt deposit with over 40 years of remaining salt reserves and multiple decades more in undeveloped resources, creating a durable and structural competitive advantage.

Leading Market Position – US Salt is one of the largest suppliers of private label round can table salt in North America and it services the majority of major, large logo retailers’ private label round can table salts in North America. Private label has been gaining market share over branded round can table salt in recent years, in line with broader trends across consumer-packaged goods businesses. US Salt believes that it is also one of only two domestic producers capable of producing pharmaceutical-grade salt. These positions are underpinned by specialized equipment, rigorous and lengthy regulatory and customer qualification requirements, and decades of operational expertise – all of which would take competitors significant time and capital to replicate.

Minimal Import Risk – Ocean freight costs and the low value-to-weight ratio of evaporated salt favor domestic salt producers. Even among domestic manufacturers, the cost of shipping relative to the value of the product means competition tends to be regional. It is a significant advantage that US Salt’s salt mine and operations remain close to major population corridors in the Northeastern region of the United States.

Attractive Market Dynamics – Evaporated salt serves essential uses with limited substitution risk and typically represents a small share of customers’ total product cost, supporting steady, year-round consumption with limited cyclicality or weather sensitivity. Pricing is supported by minimal risk of spoilage or obsolescence, which reduces discounting incentives, and limited industry capacity additions, as supply growth has generally come from incremental improvements at existing evaporated salt production facilities.

Cash Generation and Capital Discipline – US Salt focuses on stable unit costs, disciplined maintenance capital, and incremental efficiency investments to support cash generation over time. US Salt’s ordinary maintenance capital requirements have been modest, not taking into account non-recurring maintenance of business and one-time growth projects.

Service Differentiation and Customer Relationships – US Salt differentiates itself through its direct sales and operations team, vertical integration, regional safety-stock positioning to ensure reliable fulfillment, and a long-standing reputation for quality, responsiveness, and partnership with customers.

Business Strategy

US Salt aims to grow the profitability of its business organically through three main levers: mix optimization, disciplined pricing, and new business opportunities.

Mix – While US Salt sells salt into several niche markets, some are more profitable than others. US Salt has deliberately worked to “mix up” its tonnage, phasing out less profitable categories in favor of those with stronger margins. US Salt believes it is still early in this journey and sees further opportunities to enhance its mix over time.

Price – US Salt intends to sustain disciplined pricing actions that account for both inflationary costs in its business and the critical value its quality and service provide to customers. In certain categories, US Salt believes it has an opportunity to adjust pricing to current market levels as contracts renew.

New Business Opportunities – Historically, US Salt’s production was sold out, giving US Salt limited opportunity to pursue new business opportunities. In recent years, US Salt has been able to increase production volumes, allowing it to increase sales through new opportunities. Some of the near-term opportunities US Salt is focused on include:

•
Round Cans: Expand private label share with national and regional retailers, pursue targeted branded opportunities, and increase penetration in new channels within US Salt’s service footprint.

•
Pool Salt: Scale distribution while maintaining service levels across the broader portfolio.
•
New Channels: Broaden distribution through foodservice, club, and home-improvement channels for relevant formats.
•
Specialty Salts: Leverage existing customer relationships to cross-sell new specialty salt products to both retail and food manufacturing customers.

Other Value Creation Levers

In recent years, US Salt has made significant investments to modernize and upgrade US Salt’s facilities, enhancing reliability and operational efficiency. US Salt seeks to continue to drive operational equipment efficiency through advanced performance monitoring and disciplined capital deployment.

While US Salt’s near-term focus is on organic growth initiatives, US Salt may also evaluate acquisitions, including other evaporated salt facilities, co-packers, specialty salt suppliers, or spice and seasoning businesses, to expand its capabilities and market reach.

Salt Industry

Salt Industry Overview

US Salt produces, packages, markets, and sells high-purity salt used across food manufacturing, consumer, pharmaceutical, water treatment, and a range of industrial processes. Salt is a low-cost but function-critical input with limited substitution risk. The markets US Salt serve have generally been characterized by stable, predictable, year-round consumption and have been generally insulated from material seasonality or weather cyclicality.

US Salt produces and packages evaporated salt at its plant. There are significant barriers to entry, including access to suitable deposits and process water, specialized equipment and quality systems, multi-year permitting, significant capital requirements, and operational expertise. New greenfield location capacity additions have been limited. Supply growth has largely come from incremental improvements at existing sites. US Salt supplements its core evaporated salt products with specialty salts (e.g., sea salt, kosher salt, and pink salt) sourced from qualified third-party suppliers and co-packers to broaden its product offering.

Processing Methods

US Salt produces salt via solution mining and mechanical evaporation:

1.
US Salt injects water into underground salt deposits to create a saturated brine (~8x the salinity of seawater) that is pumped to the surface.
2.
The brine is fed to Multiple Effect Evaporator ("MEE") systems, where heat and pressure control drive crystallization.
3.
The resulting salt slurry is dried and transferred to storage silos and then to packaging lines.

Quality management is embedded throughout the process. US Salt monitors key chemical and physical parameters, maintains traceable batch records, and provides certificates of analysis as required by customers (particularly for applications that must meet USP-compliant specifications). US Salt’s packaging operations include metal detection and other safeguards appropriate for food and pharmaceutical supply chains.

Operations and Facilities

US Salt operates two evaporator trains with combined annual production capacity of approximately 562,800 tons and packaging lines spanning round cans, bags, and bulk loading systems. US Salt’s facility operates 24 hours per day, approximately 350 days per year, and has continuously operated for over 130 years.

US Salt’s plant is not connected to the electricity grid, but rather US Salt maintains on-site power generation through combined heat and power systems that produce most of its electricity needs while capturing waste heat for use in the evaporation process, creating significant cost advantages relative to grid-purchased electricity. US Salt’s energy infrastructure includes 5MW and 3MW generators and a backup black-start generator (2.5MW) to support uninterrupted operations.

US Salt has invested over $37 million in capital improvements since 2021 to enhance production capacity, reliability, and efficiency, which is inclusive of non-recurring maintenance of business and one-time growth projects. These investments have included upgrades to evaporation equipment and generators, installation of backup power generation, brine well investments, implementation of manufacturing execution systems for real-time operational monitoring, and information technology infrastructure modernization.US Salt believes that these enhancements have contributed to improved equipment reliability, production efficiency, and operational predictability.

Products and Sales

As a result of US Salt’s vertically integrated operation, US Salt solution mines, manufactures, processes, packages, markets, distributes and sells salt, allowing it to go directly to the market with the following products:

•
Private label and branded round can salt: 26-ounce canisters marketed under customer (private label) and US Salt-owned brands, sold through wholesale and retail channels.
•
Pharmaceutical salt: High-purity, USP-compliant salt used to manufacture medical saline and dialysis solutions, sold through wholesale and commercial channels.
•
Food-grade salt: Bagged and bulk salt used as an ingredient by food manufacturers, sold through wholesale and commercial channels.
•
Pool salt: Bagged salt used to generate chlorine in saltwater swimming pools, sold through wholesale, commercial, and retail channels.
•
Water softening salt: Bagged salt pellets used in residential water treatment systems, sold through wholesale, commercial, and retail channels.
•
Kosher / sea salt / other specialty: Specialty salts, including kosher, sea, and pink varieties, sold through wholesale and retail channels. US Salt supplies its products according to customer specifications and regulatory requirements, and it supplements in-house production with limited third-party sourcing to broaden assortment where appropriate.

US Salt fulfills orders from its plant and a network of third-party warehouses positioned near demand centers via a mix of customer pickup and delivered shipments. US Salt maintains quality-management systems suitable for food and pharmaceutical supply chains, including batch traceability and supporting documentation, and it supports customer-branded programs when requested.

Competition

Competition in the salt industry is based on a variety of factors, including quality, service and delivery capabilities, packaging support for customer programs, and total landed cost. US Salt competes against a small number of international, national and regional evaporated salt producers, as well as many regional specialty salt importers, packagers, and distributors.

The continued strength of US Salt’s brand and products is based on its ability to compete with other companies in its industry. US Salt competes primarily by:

•
Leveraging its vertically integrated facility to control product quality, drive efficiency, ensure supply chain reliability, and minimize costs;
•
Employing direct sales coverage, maintaining regional safety stock, and offering flexible shipping options to provide high-touch customer service, shorten lead times, and support reliable fulfillment;
•
Maintaining quality controls and documentation (e.g., lot traceability, certificates of analysis) to deliver consistent, verifiable quality and meet all regulatory requirements and customer specifications;
•
Utilizing on-site, off-grid power generation (including black-start backup capability) and redundant process controls to support operational continuity and enhance customer trust;
•
Capitalizing on proximity to demand corridors in the Northeastern region of the United States and operational efficiency to minimize total landed cost; and

•
Offering comprehensive category (e.g., food, pharmaceutical, water treatment, and sea salt / kosher) and format (e.g., round can, shaker, bag, bulk) breadth to pursue new business opportunities and streamline sourcing for its partners.

US Salt believes it has a well-recognized and strong reputation in its core markets and that its operational advantages, high-touch customer service, and the quality of its products position US Salt to compete effectively.

Mining Operations

To determine material mining operations in accordance with subpart 1300 of SEC Regulation S-K, management considered both quantitative and qualitative factors, assessed in the context of US Salt’s overall business and financial condition. US Salt concluded that, as of the date of the filing of the prospectus for the Rights Offering, its sole material mining operation was at its Watkins Glen site.

The information relating to the sole material mining operation is contained in the Technical Report Summary: Salt Mineral Reserves Statement for Watkins Glen US Salt Facility (“TRS”) prepared in compliance with the Item 601(b)(96) and subpart 1300 of Regulation S-K. Reference should be made to the full text of the TRS, a copy of which is filed as Exhibit 96.1 to this annual report and is incorporated herein by reference. A glossary of terms used herein can be found in the TRS.

The TRS presents US Salt’s initial Mineral Resource and Mineral Reserve estimates prepared in accordance with subpart 1300 of SEC Regulation S-K. Accordingly, there are no available comparisons to the preceding fiscal year.

Pursuant to Item 1302(b)(5) of Regulation S-K (17 C.F.R. §229.1302(b)(5)), the TRS was prepared by Eric Hemstad of RESPEC Company, LLC. Mr. Hemstad meets the qualifications specified under the definition of “Qualified Person” under Item 1300 of Regulation S-K.

The Watkins Glen site is located on the western shore of Seneca Lake in Watkins Glen, Schuyler County, New York (42“24’22.66” N, 76“53’14.00” W), consists of 590.27 acres of surface and mineral acres and 39.33 acres of mineral rights, all owned by the Company, for a total mineral right of 629.6 acres. Ithaca, New York, is the nearest major city, located 28 miles from the Watkins Glen site. Solution mining at the US Salt facility has occurred continuously since the late 1800s and resulted in drilling 71 wells to date and developing dozens of galleries. Approximately 420,000 tons of salt has been produced per year in recent years, which is packaged into a variety of products on site and transported by truck and rail to the customer.

The Watkins Glen site is accessible by regional highways and the Finger Lakes Railway. The closest major airport is Ithaca, New York, located 30 miles east of the US Salt, LLC facility (the “Property”). Site access is via County Road 30 (Salt Point Road) from NY 14 paralleling Seneca Lake. Rail access runs concurrent with County Road 30 from Ithaca, New York, north to Himrod, New York, where an interchange is present.

Electrical power is sourced from on-site generation with multiple natural gas-fired generators, amounting to 3,875 kilowatts (kW) per day. The site is self-sufficient and does not rely on the surrounding electrical grid for operations. Water is sourced from Seneca Lake under a NYSDEC permit.

At the time the TRS was prepared, US Salt employed approximately 206 personnel, including 144 union hourly employees and 62 nonunion employees. The union workers are represented by the United Steelworkers.

Drilling at the Watkins Glen site has been ongoing since the early 1900s with many wells drilled as early as the 1970s still in current operation. While the status of these wells varies as to whether or not they are active, recovery only, or in observation, the site is still being developed. Recent drilling activities have included the drilling and completion of Wells 69 and 70 in 2023 as well as Well 71, which was drilled and completed in late 2024.

The process of underground solution mining and recovery of the NaCl contained in the salt is achieved through the injection and extraction fluids that are continuously moving through the system. The brinefield is separated into two individual pipeline circuits that are referred to as the North and South Brine Fields. Each field is used for a different salt-production purpose. The separation of the north and south field is a logistical arrangement and not driven by salt-deposit quality. The following describes the overall solution-mining process for the Property:

Fresh water is extracted from Seneca Lake and injected into the North Brine Field galleries. The fresh water dissolves salt and produces a high-quality NaCl brine that is referred to as purity brine. The purity brine is then pumped to the evaporation plant where the brine is chemically treated with soda ash and caustic soda to remove insoluble materials and contaminants. The treated purity brine is then pumped to the evaporators. After evaporation, the concentrated salt slurry is centrifuged, dried, and packaged for the end user.

After evaporation, some brine remains with low levels of contaminants (e.g., calcium and bromide). This brine is referred to as weak brine. The weak brine is then mixed with makeup fresh water from Seneca Lake and pumped to the South Brine Field galleries. After the weak brine is injected into the South Brine Field galleries, the contaminants are diluted, and any insoluble materials drop out in the caverns. The brine becomes saturated with NaCl again. The brine is then pumped to a brine pond that serves as a temporary holding tank before being pumped back to the evaporation plant, where the brine is evaporated in separate evaporation trains to produce food-grade salt. The leftover weak brine from the food-grade salt evaporation is combined with the weak brine from the purity-grade evaporation before reentering the South Brine Field circuit, which continues the cycle.

The site has been used for salt production since 1893 and under the control of US Salt since 1997. Previous owners include the Glen Salt Company, National Salt, International Salt Company, Akzo Salt, Inc and Akzo Nobel Salt.

A bond is in place for the Watkins Glen site for the Underground Injection Control (UIC) well capping liability for plugging and abandoning solution wells. The current well closure bond is $1,059,068. This bond does not present a risk for performing work on the Property but rather allows the work to be performed as part of maintaining permit compliance. Operations for the Property are fully permitted and maintained with the required inspections, monitoring, and reporting for operating the facility and its brinefields.

Table 1. Summary of US Salt Mineral Resources, Exclusive of Mineral Reserves, Effective June 1, 2025, Based on a Blended Product Sale Price of 304 $/Ton Free-on-Board Plant

Resource Classification(a)	Area (ft2)	Average Total Unit Thickness (ft)	Average Total Salt Thickness (ft)	Average Total Nonsalt Interbed Thickness (ft)	Halite Grade of Unit (%)	Halite(b)(c)(d)(e)(f) (Mt)
Measured Resources
F Salt	4,100,000	456	342	114	75	95.1
D Salt	4,100,000	286	149	138	52	41.3
Indicated Resources
F Salt	910,000	457	347	110	76	21.4
D Salt	910,000	274	143	132	52	8.8
Measured + Indicated Resources
F Salt	5,010,000	456	343	113	75	116.4
D Salt	5,010,000	284	148	137	52	50.1

ft2 = square feet

Mt = million tons

(a)
Measured resources are within 3,280 ft of a drillhole, Indicated Resources are further than 3,280 ft but within 8,200 ft of a drillhole. Resources farther than 8,200 ft from a drillhole or active mine face are considered Inferred Resources.
(b)
Mineral Resources are not Mineral Reserves and do not have demonstrated economic viability.
(c)
Estimates have been rounded to reflect the relative accuracy of the estimates.
(d)
Halite density of 0.06775 tons per cubic foot (t/ft3).
(e)
No factor was applied for the 97 percent process recovery.
(f)
Mineral Resources are reported exclusive of Mineral Reserves on a 100 percent basis.

Table 2.Summary of US Salt Mineral Reserves, Effective June 1, 2025, Based on a Sale Price of 304 $/Ton Free-on-Board Plant

Resource Classification(a)	Area (ft2)	Average Total Unit Thickness (ft)	Average Total Salt Thickness (ft)	Average Total Nonsalt Interbed Thickness (ft)	Salt Grade of Unit (%)	Insolubles Factor (%)	Cavern Geometry Factor (%)	Extracted Salt(b)(c)(d) (Mt)
Proven Reserves
F Salt	2,620,000	451	302	149	67	15	25	17.0
D Salt	2,620,000	289	149	140	52	15	25	9.4
Probable Reserves
F Salt	—	—	—	—	—	—	—	—
D Salt	—	—	—	—	—	—	—	—
Proven + Probable Reserves
F Salt	2,620,000	451	302	149	67	15	25	17.0
D Salt	2,620,000	289	149	140	52	15	25	9.4
(a)
Proven Reserves are within 3,280 ft of a drillhole or active mine face and Probable Reserves are farther than 3,280 ft but within 8,200 ft of a drillhole or well.
(b)
Reserves are reported as extracted halite from the deposit. No processing factors were applied.
(c)
Estimates have been rounded to reflect the relative accuracy of the estimates.
(d)
Extracted halite density was estimated at 0.05791 tons/ft3.

Key assumptions and parameters applied to estimate Mineral Resources as modifying factors are included in Table 3.

Table 3. Parameter Assumptions

Modifying Factor	Parameter
Proximity to Sample Point or Radius of Influence – Inferred	>8,000 ft
Proximity to Sample Point or Radius of Influence – Indicated	3,280–8,000 ft
Proximity to Sample Point or Radius of Influence – Measured	<3,280 ft
Cut-Off Grade	Not applicable for solution mining
Top-of-Salt Cutoff	40 ft
Deleterious Mineral Content
Property Offset (include slopes if applicable)	50 ft
Mineability	Reasonably expected to be feasible to mine

Intellectual Property

US Salt protects its intellectual property through various methods, including trademark registrations, confidential information controls, non-disclosure agreements with employees and business partners, and other contractual protections.

US Salt owns and manages a portfolio of U.S. trademarks used in connection with its branded salt products and related packaging. US Salt’s registered and pending marks include, among others, SUPERIOR CRYSTAL, RED CROSS, TNA-5, and TX-10, with additional active registrations and applications covering related word marks and designs. US Salt also maintains the following registered trademarks in Canada: RESINGARD and SALT SENSE. From time to time, US Salt retires, replaces, or consolidates legacy marks as part of portfolio housekeeping.

While these safeguards are valuable to US Salt’s operations, its competitive position depends principally on its manufacturing expertise, operational efficiency, customer relationships, and the technical knowledge and capabilities of its workforce.

Workforce

US Salt's employees are all based in the United States and the majority are represented by a collective bargaining agreement ("CBA"), which contains terms that it believes are typical in its industry. Although US Salt has not experienced any material labor-related work stoppages, strikes or other forms of labor unrest in connection with such personnel and it generally considers the relations with its employees and union representatives to be positive, there can be no assurance that labor disruptions by such employees will not occur in the future. The current CBA is scheduled to expire in November 2026 and, as a result, US Salt expects to negotiate a new CBA in 2026.

US Salt maintains workplace policies and procedures and invests in ongoing training programs related to plant operations, safety protocols, and regulatory compliance. US Salt also engages Gallup to conduct an annual employee engagement survey and design department- and seniority-specific trainings to tailored to address the highest-impact insights from each survey.

Seasonality

The markets US Salt serves are generally characterized by stable, predictable, year-round consumption that is insulated from material seasonality or weather cyclicality. Pool salt and ice melt are the only products that exhibit consistent seasonal demand patterns—pool salt shipments typically increase in late spring and summer, while ice melt demand occurs in winter months. These products represent a limited portion of US Salt’s overall sales, and seasonality has not had a material impact on US Salt’s consolidated results.

Environmental, Health and Safety and Product Quality

US Salt’s operations are subject to extensive federal, state, and local requirements covering environmental protection, occupational health and safety, product quality and labeling, and trade and transportation. US Salt maintains policies, training and internal controls intended to comply with these requirements and to operate its facility safely and responsibly. Future legislative or regulatory changes related to climate, air, water or other environmental protection programs could increase costs or require capital projects.

Water, Wastewater, and Stormwater:

US Salt’s New York State Pollutant Discharge Elimination System (“SPDES”) permit regulates process water, cooling water, and stormwater discharges to Seneca Lake, covering multiple outfalls and including effluent limits, monitoring and reporting, biological monitoring, best management practices and reporting. Recent NYSDEC inspections found the facility in satisfactory status with follow-ups limited to administrative items. NYSDEC currently is processing US Salt’s application to renew the SPDES permit, which expired in 2019. Because US Salt’s renewal application was filed timely, the permit remains in effect until NYSDEC issues its decision on the application.

Water Withdrawal:

US Salt’s NYSDEC Water Withdrawal (Non-Public) permit authorizes withdrawals for cooling, solution mining and refining and requires metering, audits, leak-detection/repair, and annual reporting. US Salt filed its 2024 Water Withdrawal Report with required monthly withdrawal/return data and program attestations. This permit requires timely renewal in the ordinary course.

Solution-Mining Wells:

US Salt’s solution-mining wells operate under state approvals, and a federal Class III underground injection control (UIC) permit that requires construction standards, periodic mechanical-integrity testing, monitoring, and reporting, and plugging/abandonment at end of life, including associated financial assurance (for which it maintains required surety bonds). US Salt conducts Mechanical Integrity Tests and maintains records of results; recent tests met the permit’s acceptance criteria. The UIC permit expires in 2030 and requires reapplication 270 days prior to expiration. US Salt maintains financial assurance for the plugging and abandonment of wells at the end of their useful lives consistent with permit requirements.

Air Emissions Permitting And Contingency Chemical Storage Planning:

US Salt’s site operates under a New York State Title V air permit covering its boilers, generators, and air pollution control equipment, which requires monitoring of emissions and periodic reporting. US Salt plans to renew its Title V air permit prior to its expiration date of June 30, 2026. US Salt also maintains an Integrated Environmental Contingency Plan (IECP) that consolidates SPCC (oil), Chemical Bulk Storage spill prevention, and state pollutant discharge elimination system best management practices requirements. The IECP is PE-certified and includes inspection, training, and emergency-response procedures. US Salt maintains petroleum bulk storage and chemical bulk storage permits for on-site storage tanks, which require periodic inspections.

Occupational Health and Safety

US Salt’s operations are subject to the Occupational Safety and Health Act and related state occupational safety and health requirements. It maintains comprehensive safety programs that include regular training, workplace inspections, hazard identification and mitigation, personal protective equipment requirements, and incident investigation and prevention.

US Salt tracks safety metrics including recordable incident rates and lost time incident rates, and its recent performance has been stable and compares favorably to industry benchmarks.

Independent Reviews and Legacy Conditions

In 2021, an independent environmental, food-safety and product-compliance review identified no significant product-compliance red flags but noted legacy chloride impacts in shallow groundwater were identified several decades ago and reported to NYSDEC, which have not required remediation. US Salt continues to monitor the legacy chloride levels and considers the likelihood of required remediation to be low based on available data and regulatory history.

Future Compliance Requirements

US Salt monitors compliance and updates permits and programs as required; however, environmental and safety requirements evolve and enforcement priorities can change. Future rulemaking, permit modifications, inspections or operational upsets could require additional expenditures, changes to operations or result in penalties or other obligations.

Other Regulatory Matters

As a company operating in the United States, US Salt is subject to various other federal, state, and local laws and regulations beyond environmental, health and safety requirements. Changes in any of these regulatory requirements, or the interpretation and enforcement of existing requirements, could increase US Salt’s compliance costs or require operational modifications.

Product Quality and Food and Drug Administration Regulatory

US Salt is subject to regulation by the FDA, which has oversight over US Salt’s food-grade salt products and pharmaceutical-grade salt products.

US Salt’s manufacturing of its food-grade salt products must comply with FDA’s Current Good Manufacturing Practice (“CGMPs”) regulations for food. US Salt maintains a quality-management system with third-party food-safety certification, Hazard Analysis Critical Control Point, batch traceability, testing to applicable specifications, and documentation suitable for customer audits. US Salt’s manufacturing of pharmaceutical-grade salt products must comply with FDA’s CGMPs for pharmaceuticals. Additionally, US Salt must manufacture pharmaceutical-grade salt products in compliance with United States Pharmacopeia specifications and customer requirements and are subject to stringent quality controls. Failure to maintain compliance with safety and quality regulations and standards for food and pharmaceutical products could result in product recalls, customer rejection of products, regulatory enforcement actions, or loss of certifications.

US Salt produces and markets certain limited imported specialty salts. Food manufacturers outside of the United States must ensure compliance with FDA’s food safety and quality regulations through FDA’s Foreign Supplier Verification Program. US Salt work with our foreign suppliers to ensure compliance with FDA and other trade requirements for importing and selling salt products in the United States.

US Salt exports some of our salt products to jurisdictions outside of the United States, and those jurisdictions may require compliance with certain export requirements and other requirements governing the quality and safety of food and pharmaceutical products. US Salt must also comply with FDA’s requirements for exporting food and pharmaceutical products.

Employment And Labor Relations

US Salt is subject to numerous federal, state, and local laws and regulations governing its relationships with its employees, including those relating to wages, overtime, labor matters, working conditions, hiring, firing, non-discrimination, immigration, work permits and employee benefits.

Taxes And Tariffs

US Salt is subject to federal, state, and local laws and regulations related to income taxation, property taxation, sales and use taxes, and other tax matters. US Salt imports limited quantities of specialty salt products and is subject to applicable customs duties and import requirements.

Trade Compliance

For US Salt’s imported specialty salt products, US Salt complies with applicable U.S. Customs and Border Protection requirements, food and pharmaceutical import regulations, and country-of-origin labeling requirements. US Salt also must comply with United States export laws and regulations.

Transportation Regulations

US Salt ships products via truck, rail and other means of transportation and is subject to regulations governing the transportation of materials, including Department of Transportation requirements and related state and local transportation regulations.

General Business Regulations

US Salt’s operations are subject to various other requirements including building codes, fire safety codes, zoning and land use regulations, and other general business licensing and operational requirements imposed by state and local jurisdictions.

Description of Properties

Individual Property Disclosure – Watkins Glen

US Salt operates a single, integrated evaporated salt facility in Watkins Glen, New York. US Salt owns approximately 629 total mineral rights acres, comprised of 590 land-plus-mineral acres and 39 mineral-only acres. The mineral rights are owned by US Salt and no royalties or expiration dates are associated with the mineral holdings.

US Salt’s extraction and production operation is conducted entirely in the continental United States in Watkins Glen, New York on the southwest shore of Seneca Lake. US Salt produces salt by solution mining, on properties that it owns all mineral rights for. Solution mining commenced in the late 1800’s, by injection of fresh water sourced from Seneca Lake into the underground rock-salt beds and extraction of NaCl saturated brine which is pumped back to the multi-effect evaporation plant for processing. The NaCl-saturated brine is evaporated by boiling using steam in two 4 MEE systems. The boiling causes the water to evaporate and salt crystals to form. After crystallization, the salt is centrifuged to remove excess water, and then it is dried, cooled, screened, and packaged for distribution. Evaporated NaCl has a high purity level, ranging between 99.6 percent and 99.9 percent, which makes it ideal for food- and medical-grade applications.

US Salt’s facilities, used for office space, manufacturing, and warehousing, were constructed over multiple eras dating to the original plant construction in the 1890’s. The facility is located off Highway 30 (Salt Point Road) with one major entrance and is a short drive to Interstate 14. The plant site and primary access routes are paved with asphalt, and access routes throughout the brinefield are capped with crushed stone. The Watkins Glen Industrial Track (Fingers Lake Railway) traverses US Salt’s facility with a spur line that enters the plant area and is for bulk material loadout.

Electrical power is sourced from on-site generation with multiple natural gas-fired generators, amounting to 3,875 kilowatts (kW) per day. The facility is self-sufficient and does not rely on the surrounding electrical grid for operations. Current nameplate capacity is 70 short tons per hour (stph) with engineering studies completed for expansion to 75.7 stph within the existing footprint.

The equipment used in US Salt’s mining operations has useful lives ranging from six to 100 years with current ages ranging from 0 to 64 years. The facility has had several repair and renovation projects over the years and maintains scheduled preventative maintenance and scheduled non-recurring maintenance-of-business projects to manage the deterioration rate experienced in the highly corrosive environment. Most recent major renovations and upgrades include a permanent gas-fired backup generator to provide redundancy on electric supply, major generator overhauls, tank replacements, network upgrades, beams and structural steel replacements, and brine field monitoring. Maintaining the solution mining production requires ongoing development in the brinefield which is accomplished by drilling wells, installing pipe networks, and establishing electricity on a schedule of approximately one new well per year.

US Salt’s plant is located in a low- to moderate-risk location for extreme weather and seismic events, which limits the risk of catastrophic losses from natural disasters.

A bond is in place for the for the well capping liability for plugging and abandoning solution wells. The current well closure bond is approximately $1 million. This bond does not present a risk for performing work on the Property but rather allows the work to be performed as part of maintaining permit compliance.

US Salt believes that US Salt’s present facilities are adequate for US Salt’s current needs.

Additional information regarding geology, mining method, brinefield development, and resources/reserves is provided in the TRS that is filed as Exhibit 96.1 and incorporated by reference in this filing.

Overland Park, Kansas Office

US Salt also leases an office in Overland Park, Kansas for sales support and finance team. The current lease expires November 30, 2026. US Salt plans to renew the lease and does not foresee any issues in doing so.

Government Regulations

The Company is not currently subject to material government regulation.

Legal Proceedings

We are currently involved in, and may in the future be involved in, actual and threatened legal proceedings, claims, investigations and government inquiries arising in the ordinary course of our business, including legal proceedings, claims, investigations and government inquiries involving intellectual property, data privacy and data protection, torts, consumer protection, securities, employment, contractual rights or false or misleading advertising.

Although the results of the actual and threatened legal proceedings, claims, investigations and government inquiries in which we currently are involved cannot be predicted with certainty, we do not believe that there is a reasonable possibility that the final outcome of these matters will have a material adverse effect on our business or financial results. Regardless of the final outcome, however, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, harm to our reputation and brand, and other factors.

US Salt is subject to litigation and other claims in the ordinary course of business, some of which could be material. Accruals have been recorded when the outcome is probable and can be reasonably estimated. While the ultimate results of claims and litigation cannot be determined, US Salt expects that the ultimate disposition of these matters will not have a material adverse effect on its operations or financial condition. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect US Salt’s results of operations or cash flows in a particular period.

See Item 1A, “Risk Factors,” for further discussion of risks related to legal proceedings. See also, Item 8, Financial Statements and Supplementary Data, Note 6. Commitments and Contingencies, “Legal Contingencies and Proceedings,” for further discussion of current litigation.

Human Capital

We are continually investing in the engagement and retention of our workforce by creating a diverse and inclusive workplace, providing market-competitive benefits to support our employees’ health and well-being, and fostering an environment of learning and growth in support of employee development.

As of December 31, 2025, we had a total of 4 employees, each of which was full-time, located in the U.S and reflective of various cultures, backgrounds and ethnicities. Our President, who is our chief operating decision-maker (“CODM”) and serves as a member of our Board, serves in an independent contractor capacity without compensation from the Company.

None of our employees in the U.S. are represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Fostering Organizational Diversity

ContextLogic is committed to organizational diversity in all areas of our workforce and will continue to pursue meaningful diversity, equity, and inclusion initiatives. As of December 31, 2025, our employee base was 25% male and 75% female, and our Board was 80% male and 20% female.

Promoting an Inclusive Workplace

In addition to fostering diversity in all categories and across all levels of our organization, we are committed to creating and maintaining an inclusive workplace free from discrimination or harassment on the basis of race, color, citizenship, religion, creed, national origin, ancestry, gender, sexual orientation, age, marital status, veteran status, disability, medical condition, or any other status protected by applicable law.

As a part of this effort, we deploy a variety of different tools to ensure a welcoming workplace for employees and business partners of all backgrounds. We have established robust policies that are clearly communicated and routinely reinforced so that management and employees alike are expected to exhibit and promote honest, ethical, and respectful conduct in the workplace. Our Company code of conduct prohibits discrimination and harassment in the workplace, and we promote recognition and celebration of various ethnic, religious, and cultural awareness holidays and other observances.

We have also established various training programs to promote a welcoming workplace, including annual training for employees and managers relating to ethics and conduct, as well as training to counteract bias and harassment in the workplace.

Employee Development and Training

Our employees are critical to the success of our company and we strive to create a supportive environment where all can contribute, learn, and grow in their careers. We prioritize employee development and training, and seek to foster both formal and informal learning opportunities inside and outside of the Company.

We provide an annual professional development stipend, which employees and managers can use for reimbursement of professional development expenses including seminars, courses, books, and training programs. We believe our investment in employee development has a direct impact on employee growth, engagement, and retention and is critical to our Company’s success.

Employee Benefits and Retention Strategies

We provide employees competitive benefits and additional perks to support the health and well-being of all. We offer an array of healthcare, financial, and wellness benefits, to employees and their dependents at no cost to employees. Employees can choose from three medical plan offerings from two healthcare providers, including supplemental health voluntary coverage that fits the needs of our employees and their families. Our wellness services include access to services from various providers. We provide an annual allotment to employees to access these services and annual education reimbursements for career development. We support our employees in taking time off as they need and offer a competitive leave policy.

Flexibility and Decentralization

In 2024, we made a decision to shift to a remote working environment in which all employees had the option to work from home, which we have continued through 2025.

We believe the above working policy will unlock further opportunities to source, connect, hire, and retain talent in more locations.

Corporate Information

ContextLogic Holdings Inc. was incorporated in the state of Delaware in April 2025. Our principal executive offices are located at 2648 International Blvd., Suite 301, Oakland, California, 94601. Our telephone number is (415) 965-8476. Our website address is https://ir.contextlogic.com.

We use various trademarks, trade names, and design marks in our business, including ContextLogic™. This annual report also contains trademarks and trade names of other businesses that are the property of their respective holders. We do not intend our use or display of other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

Available Information

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K with the SEC electronically. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including ContextLogic that file electronically with the SEC. The address of that website is https://www.sec.gov.

You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports on our website at http://ir.contextlogic.com under the Investor Relations section. Such reports and other information are available on our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Our Corporate Governance Standards, the charters of our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, as well as our Worldwide Code of Business Conduct are also available on our website. Information on our website is not, and will not be deemed, a part of this report or incorporated into any other filings the Company makes with the SEC.

Investors and others should note that we announce material financial and operational information to our investors using our Investor Relations website (https://ir.contextlogic.com), press releases, SEC filings and public conference calls and webcasts. Information contained on or accessible through our websites are neither a part of nor incorporated by reference into this Annual Report on Form 10-K or any other report or document we file with or furnish to the SEC, and any references to our websites and the inclusion of our website addresses in this Annual Report on Form 10-K are intended to be inactive textual references only.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Before deciding whether to purchase shares of our common stock, you should consider carefully the risks and uncertainties described below, our consolidated financial statements and related notes, and all of the other information in this Annual Report on Form 10-K. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect our business. These risk factors could materially and adversely affect our business, financial condition and results of operations, and the market price of our common stock could decline. These risk factors do not identify all risks that we face – our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

The risks and uncertainties described therein and below could materially adversely affect our business, operating results and financial condition, as well as cause the value of our securities to decline. You may lose all or part of your investment as a result. You should also refer to the other information contained in this Annual Report on Form 10-K, including our financial statements and the notes to those statements, and the information set forth under the caption “Special Note Regarding Forward-Looking Statements.” Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks mentioned below. Forward-looking statements included in this Annual report on Form 10-K are based on information available to us on the date hereof. We disclaim any intent to update any forward-looking statements. The risks described are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business operations.

RISK FACTORS SUMMARY

Below is a summary of the principal risks we face, organized under relevant headings.

Risks Related to the US Salt Acquisition, Backstop Agreements, and Financings

•
We and US Salt may incur significant cost, time, effort and attention on integration and the development of necessary support. These may hinder our ability to realize the expected benefits of the US Salt Acquisition.
•
As owner of US Salt, we operate a substantially larger entity in an industry and locations in which we did not previously operate, subject to additional regulations, risks and uncertainties that we have not previously faced. These could exceed our expectations and have a negative impact on our financial condition and results of operations.
•
The market price of ContextLogic common stock after the US Salt Acquisition may be affected by factors different from those affecting our shares prior to the US Salt Acquisition.
•
The US Salt Acquisition may not be accretive to earnings and if not accretive, may cause dilution to our earnings per share.
•
Our acquisition of US Salt may expose us to unknown or contingent liabilities for which we will not be adequately indemnified.
•
The proposed Financings in connection with the US Salt Acquisition and future debt financing arrangements that we or our subsidiaries may enter into otherwise, may contain various covenants that limit our ability to take certain actions and also require us to meet financial maintenance tests. Failure to comply with these limits could have a material adverse effect on our operations, business and financial results.
•
Impairment of US Salt’s intangible assets could result in significant charges that could adversely impact our future operating results.
•
We may invest or spend the proceeds in this Rights Offering in our discretion, which may include ways with which holders may not agree and in ways that may not earn a profit.

Risks Related to Our Business

•
If we are deemed to be an investment company, our results of operations could be harmed.
•
We continue to incur the expense of complying with public company reporting requirements.
•
We have been, and may in the future be, involved in litigation matters or other legal proceedings that are expensive and time consuming.

•
We depend upon our subsidiary, ContextLogic Holdings, LLC, for our cash flows and we may not have sufficient cash flows or cash on hand to satisfy our obligations.
•
Our subsidiary, Holdings, is subject to certain restrictions under A&R LLCA, which could affect our ability to execute our operational and strategic objectives.
•
The holders of the Preferred Units have rights, preferences and privileges in Holdings that are not held by, and are preferential to, the rights of the Company. Holdings may be required, under certain circumstances, to repurchase the outstanding Preferred Units for cash.
•
We have counterparty risk with the Buyer for certain ongoing obligations under the Asset Purchase Agreement and failure of Buyer and its affiliates to perform their obligations could result in losses.

Risks Related to our NOLs and Other Tax Attributes

•
We may not obtain the expected benefits of the Reorganization.
•
The imposition of transfer restrictions may cause the market price of our common stock to decline.
•
The transfer restrictions may not be enforceable, and an ownership change may occur with the result that the ability to use the tax attributes could be severely limited.
•
Future legislation may result in being unable to realize the benefits of the Company’s tax attributes.
•
We may not be able to make use of the existing tax benefits of the NOLs without taxable income.
•
The Internal Revenue Service ("IRS") could challenge the amount of the NOLs or claim that we experienced an ownership change, which could reduce the amount of NOLs that we can use.
•
We may not be able to utilize a significant portion of our net operating loss carryforwards, and other tax attributes, which could adversely affect the value of our common stock.
•
An “ownership change” could limit the use of our NOLs and potential to derive a benefit them.

Risks Related to our Business Plan, Future Operations and Internal Controls

•
We may face difficulties or delays or be unsuccessful in a search to acquire additional operating businesses or assets, and we may expend significant time and capital on a prospective business or asset acquisition that is not ultimately consummated.
•
Our business could suffer if we are unsuccessful in making, integrating, and maintaining any future acquisitions and investments.
•
The success of our business will depend, in part, on the continued services of certain key personnel and our ability to attract and retain qualified personnel.
•
Our officers and directors, including our President, will allocate their time to other businesses, thereby causing potential conflicts of interest as to how much time to devote to our affairs.
•
Certain of our officers and directors are now, and may in the future become, affiliated with entities engaged in business activities similar to ours, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
•
Certain of our officers and directors presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, which may cause conflicts of interest in determining whether to present opportunities to us or to such other entities.
•
We have previously identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

Risks Related to Our Common Stock

•
Because ContextLogic common stock is traded on the OTC Markets, our stockholders' ability to sell their shares in the secondary trading market may be limited.
•
Our stockholders may not be afforded any opportunity to evaluate or approve an asset or business acquisition as we pursue strategic alternatives.

•
We are a smaller reporting company, and any decision on our part to comply only with reduced reporting and disclosure requirements could make our common stock less attractive to investors.
•
We do not intend to pay dividends on our capital stock, so any returns will be limited to increases in the value of ContextLogic common stock.
•
We do not expect to pay any cash dividends to the holders of ContextLogic common stock in the foreseeable future and the availability and timing of future cash dividends, if any, is uncertain.
•
The price of ContextLogic common stock has been and continues to be volatile. Declines in the price of ContextLogic common stock have resulted in and could subject us to future litigation.

RISK FACTORS

Risks Related to the US Salt Acquisition, Backstop Agreements, and Financings

We and US Salt may incur significant cost, time, effort and attention on integration and the development of necessary support. These may hinder our ability to realize the expected benefits of the US Salt Acquisition.

We are a company that has recently exited the operation of our e-commerce business and other historical operations due to the Asset Sale. Accordingly, US Salt represents a significantly larger operating business than the Company. US Salt maintains its own sales, marketing, product development, manufacturing and other administrative teams, legal, purchasing, information technology (“IT”), tax and certain other financial and operating services such as human resources (“HR”), insurance and treasury.

While we intend to operate US Salt predominantly as a stand-alone business with substantially the same organizational structure, operations, management team, employees and locations as are presently used in US Salt, the success of the US Salt Acquisition will substantially depend on our ability to incorporate US Salt into the Company and support its business needs, as well as to effectively manage this significantly larger business. Such challenges include (i) the integration of US Salt into our accounting reporting system and functions, (ii) the development, adaptation and maintenance of the operating and administrative support systems historically provided by US Salt on which US Salt has relied, including legal, purchasing, IT, tax, HR, insurance and treasury, and (iii) the ability of US Salt and management to adapt to our policies, procedures and support systems.

Incorporation of, and development of the necessary support for, US Salt could be a lengthy process, requiring substantial expenditures by the Company, as well as significant time, effort and attention from the management teams and key employees of both the Company and US Salt. Such demands could divert needed resources from both businesses. Further, these challenges could result in the loss of key employees, disruption of the ongoing businesses and relationships with customers, suppliers and other third parties, diversion of management and corporate attention to integration issues, tax costs and inefficiencies, and inconsistencies in standards, controls, IT systems, accounting systems, procedures, policies, Sarbanes-Oxley controls and other administrative systems. If any of these factors limit our ability to integrate US Salt successfully or on a timely basis, we may not achieve the strategic, operational, financial and other benefits anticipated to result from the US Salt Acquisition to the fullest extent, on a timely basis or at all.

As owner of US Salt, we operate a substantially larger entity in an industry and locations in which we did not previously operate, subject to additional regulations, risks and uncertainties that we have not previously faced. These could exceed our expectations and have a negative impact on our financial condition and results of operations.

Following the consummation of the US Salt Acquisition on February 26, 2026, the size of the Company and our primary operating segment has changed substantially compared with our previous operations. As a result, any risk or uncertainty that is significant to US Salt, including those discussed below under “Risks Related to US Salt,” is also significant to us and can have a negative effect on our financial condition and results of operations.

If US Salt is unable to maintain compliance with U.S. federal, state and non-U.S. regulatory requirements, we could incur substantial costs, including fines, civil penalties and criminal sanctions, or costs associated with upgrades to improve facilities or changes in manufacturing processes in order to achieve and maintain regulatory compliance. While we intend to operate US Salt largely as a stand-alone business, our results of operations, financial condition and stock price will largely depend on how US Salt can handle its business risks and uncertainties. These risks and uncertainties may exceed our expectations, and it may take time for us to mitigate them.

The market price of ContextLogic common stock after the US Salt Acquisition may be affected by factors different from those affecting our shares prior to the US Salt Acquisition.

Our previous business differs significantly from US Salt in several ways, including size, industry, geographic area, and applicable regulations. As a result, with the consummation of the US Salt transaction, the results of operations of the combined company and the market price of shares of ContextLogic common stock may be affected by factors different from those previously affecting our independent results of operations.

The US Salt Acquisition may not be accretive to earnings and if not accretive, may cause dilution to our earnings per share.

We currently anticipate that the US Salt Acquisition will be accretive to our adjusted earnings per share in the first complete fiscal year following its consummation. This expectation is based on our preliminary estimates, which may change materially. We may encounter additional or unforeseen transaction and integration-related costs, or we may fail to realize all of the anticipated benefits of the US Salt Acquisition. Any of these factors could cause a decrease in our adjusted earnings per share or decrease or delay the expected accretive effect of the US Salt Acquisition and contribute to a decrease in the price of ContextLogic common stock.

Our acquisition of US Salt may expose us to unknown or contingent liabilities for which we will not be adequately indemnified.

The entities that we acquired in the US Salt Acquisition may have unknown or contingent liabilities, including liabilities for failure to comply with environmental and other laws and regulations, and for litigation or other claims. The Purchase Agreement does not include indemnification provisions and, generally, US Salt will not be obligated to indemnify us. Based on these provisions we may incur material liabilities for the past activities of US Salt. Such liabilities and related legal or other costs and/or resulting reputational damage could negatively impact our business, financial condition and results of operations.

The proposed Financings in connection with the US Salt Acquisition and future debt financing arrangements that we or our subsidiaries may enter into otherwise, may contain various covenants that limit our ability to take certain actions and also require us to meet financial maintenance tests. Failure to comply with these limits could have a material adverse effect on our operations, business and financial results.

US Salt has additional borrowing capacity under the Financings to finance a portion of the US Salt Acquisition. Interest costs related to this indebtedness will be substantial. The facilities pursuant to the Financings and the instruments governing our other future indebtedness contain, or will contain, certain customary restrictions, covenants, provisions for mandatory repayment upon the occurrence of certain events, and provisions for events of default that will require us or US Salt to satisfy certain financial tests and maintain certain financial ratios, restrict our or US Salt’s ability to engage in specified types of transactions, and otherwise limit the distributions of funds from US Salt to us. This overall leverage and the terms of our financing arrangements could:

•
limit the ability to pay dividends;
•
make it more difficult to satisfy obligations under the terms of this indebtedness;
•
limit the ability to refinance this indebtedness on terms acceptable to US Salt or us, or at all;
•
limit the flexibility to plan for and adjust to changing business and market conditions in the industries in which we or US Salt operate and increase the vulnerability to general adverse economic and industry conditions;
•
require the dedication of a substantial portion of cash flow to make interest and principal payments on such debt, thereby limiting the availability of cash flow to distribute to us or to fund future acquisitions, working capital, business activities, and other general corporate requirements;
•
restrict sales of key assets;
•
limit the ability to substantially change our business or enter into new lines of business;
•
limit the ability to obtain additional financing for working capital, to fund growth or acquisitions or for general corporate purposes, even when necessary to maintain adequate liquidity, particularly if any ratings assigned to our debt securities by rating organizations were revised downward; or
•
subject us to higher levels of indebtedness than our competitors, which may cause a competitive disadvantage and may reduce our flexibility in responding to increased competition.

In addition, the restrictive covenants pertaining to the Facilities and certain other indebtedness would or could require us to maintain specified financial ratios and satisfy other financial conditions and tests. Our ability to meet those financial ratios, conditions and tests will depend on our ongoing financial and operating performance, which, in turn, will be subject to economic conditions and to financial, market, and competitive factors, many of which are beyond our control. A breach of any of these covenants could result in a default under the instruments governing our indebtedness.

With respect to the US Salt Acquisition, challenges with integration, the industry, operations and other business, market and acquisition-related risks, as well as various uncertainties and events beyond our control, could affect our ability to comply with such restrictions and covenants. Failure to comply with any of the restrictions and covenants in our existing or future financing arrangements could result in a default under those arrangements and under other arrangements containing cross-default provisions.

Upon the occurrence of an event of default under any such financing arrangement, the relevant lenders could assess increased interest rates, accelerate the maturity of the debt or foreclose upon any collateral securing the debt. In this event, we may lack sufficient funds or other resources to satisfy all of our obligations. In addition, any limitations imposed by financing agreements on our ability to incur additional debt or to take other actions could significantly impair our ability to obtain other financing.

Impairment of US Salt’s intangible assets could result in significant charges that could adversely impact our future operating results.

US Salt is expected to have significant intangible assets, including goodwill, which are susceptible to impairment charges as a result of changes in various factors or conditions. We will assess the potential impairment of goodwill and indefinite-lived intangible assets on an annual basis, as well as whenever events or changes in circumstances indicate that the carrying value may exceed fair value. We will assess finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value may exceed fair value. Adverse changes in the operations of our businesses or other unforeseeable factors could result in an impairment charge in future periods that could adversely impact our results of operations and financial position in that period.

We may invest or spend the proceeds in this Rights Offering in our discretion, which may include ways with which holders may not agree and in ways that may not earn a profit.

We used the net proceeds from the Rights Offering and the other Financings to pay expenses incurred in connection with the US Salt Acquisition and to pay the purchase price under the Purchase Agreement. However, we will retain discretion over the use of the net proceeds from the Rights Offering and amounts we raised in excess of the amount necessary to pay expenses incurred in connection with the US Salt Acquisition and to pay the purchase price under the Purchase Agreement. We may use such proceeds for financing future acquisition opportunities, working capital and capital expenditures. Stockholders may not agree with the ways we decide to use these proceeds, and our use of the proceeds may not yield any profits.

Risks Related to Our Business

If we are deemed to be an investment company under the ICA, our results of operations could be harmed.

Under Sections 3(a)(1)(A) and (C) of the Investment Company Act of 1940, as amended (the “ICA”), a company generally will be deemed to be an “investment company” for purposes of the ICA if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding, or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. By virtue of acquiring controlling interests in subsidiary operating companies (including US Salt), we expect to hold less than 40% of the value of our total assets (exclusive of U.S. government securities and cash items) in “investment securities”. However, if we were obligated to register as an “investment company,” we would have to comply with a variety of substantive requirements under the ICA that impose, among other things, limitations on capital structure, restrictions on specified investments, prohibitions on transactions with affiliates, and compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would increase our operating and compliance costs, could make it impractical for us to continue our business as contemplated, and would have an adverse effect on our results of operations.

We continue to incur the expense of complying with public company reporting requirements.

As a public company, we incur substantial legal, accounting, and other expenses to comply with the reporting requirements of the Exchange Act. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations of the SEC.

In addition, as a public company, our management and other key personnel must divert attention from other business matters to devote substantial time to the reporting and other requirements of being a public company. In particular, we incur significant expense and devote substantial management effort to complying with the requirements of Section 404 of the Sarbanes-Oxley Act.

As a result of our obligations as a public company, we may be subject to threatened or actual litigation, including by stockholders and competitors. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.

We have been, and may in the future be, involved in litigation matters or other legal proceedings that are expensive and time consuming.

We have been, and may in the future be, involved in litigation matters, including class action lawsuits. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation, loss of rights, or adverse changes to our offerings or business practices. Any of these results could adversely affect our business. In addition, defending claims is costly and can impose a significant burden on our management.

Additionally, the market price of ContextLogic common stock has been and may continue to be volatile. As a result, we have been named in lawsuits, and may be subject to both ongoing litigation and other requests related to our stock price/performance and/or performance and independence of our Board.

We are currently party to three putative class action lawsuits that were filed in the U.S. District Court for the Northern District of California against the Company, its directors, certain of its officers and the underwriters named in its initial public offering (“IPO”) registration statement alleging violations of securities laws based on statements made in its registration statement on Form S-1 filed with the SEC in connection with its IPO and seeking monetary damages and that have been coordinated and consolidated (the “IPO Case”). In May 2022, the Court appointed lead plaintiffs, who subsequently filed an amended consolidated class action complaint pursuant to Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act and in April 2023, the plaintiffs filed a first amended consolidated class action complaint and asserted only claims made under Sections 11 and 15 of the Securities Act. The Court dismissed this complaint in December 2023 with leave to amend. In February 2024, the plaintiffs filed a second amended consolidated class action complaint, which Defendants have moved to dismiss. In August 2024, the Court granted the motion to dismiss without leave to amend and with prejudice. In September 2024, plaintiffs filed a motion to alter judgment noticed for hearing in January 2025. In February 2025, the court denied the plaintiffs' motion to alter judgment. In March 2025, plaintiffs filed a notice of appeal to the Ninth Circuit. In September 2025, plaintiffs filed their opening brief to the Ninth Circuit. The Company filed its answering brief with the Ninth Circuit in December 2025. In January 2026, plaintiffs filed their answering brief.

In addition, in August 2021, a shareholder derivative action purportedly brought on behalf of the Company, Patel v. Szulczewski, was filed in the U.S. federal court alleging that the Company’s directors and officers made or caused the Company to make false and/or misleading statements about the Company’s business operations and financial prospects in various public filings. This matter is stayed pending certain motion practice in the IPO Case.

We cannot predict the outcome of these cases at this time and we may continue to be the target of securities litigations, and/or may receive other civil and regulator inquiries and requests, in the future. Securities litigation or inquiries or investigations against us could result in substantial costs and divert our management’s attention from other business concerns, which could adversely affect our business, results of operation, and/or reputation.

We depend upon our subsidiary, ContextLogic Holdings, LLC, for our cash flows and we may not have sufficient cash flows or cash on hand to satisfy our obligations, or we may not be able to effectively manage our business.

In connection with the up to $150 million investment in our subsidiary, Holdings, in March 2025, we contributed $142 million to Holdings (the “Parent Cash Contribution”) in exchange for common units in Holdings and committed to contribute an aggregate additional $5 million, which was all contributed by August 2025. Following the Parent Cash Contribution, almost all of our cash is held by Holdings. Consequently, our cash flows and our ability to meet our obligations, including our expenses as a publicly traded company, depend upon the cash flows of Holdings and the payment of funds by Holdings to us in the form of distributions or otherwise. Any failure to receive distributions from Holdings when needed could have a material adverse effect on our business, results of operations or financial condition.

Our subsidiary, Holdings, is subject to certain restrictions under A&R LLCA, which could affect our ability to execute our operational and strategic objectives.

Legal and contractual restrictions in the agreements governing Holdings, such as the A&R LLCA, as well as its financial condition and operating requirements, may limit the ability of Holdings to make distributions to the Company. Holdings is and will be a separate legal entity, and although it is controlled by us, it has no obligation to make any funds available to us, whether in the form of loans, distributions or otherwise, except as set forth in the A&R LLCA. The ability of Holdings to distribute cash to us will also be subject to, among other things, restrictions that are contained in the A&R LLCA, availability of sufficient funds and applicable state laws and regulatory restrictions. With certain exceptions, holders of Preferred Units have priority as to the distribution of cash and assets of Holdings over our claims. To the extent the ability of Holdings to make distributions or other payments to us could be limited in any way, this could materially limit our ability to fund and conduct our business or fund dividends, redemptions or repurchases.

The holders of the Preferred Units have rights, preferences and privileges in Holdings that are not held by, and are preferential to, the rights of the Company. Holdings may be required, under certain circumstances, to repurchase the outstanding Preferred Units for cash, and such obligations could adversely affect our liquidity and financial condition.

The holders of Preferred Units have certain approval rights relating to, among other things, the operation of Holdings, acquisitions and dispositions of assets, affiliate transactions, the incurrence of indebtedness and the issuance of securities or other instruments. These approval rights could limit Holdings’ ability to implement future strategic objectives. The preferential rights could also result in divergent interests between us as a holder of Common Units in Holdings and the holders of the Preferred Units.

Risks Related to our NOLs and Other Tax Attributes

We may not obtain the expected benefits of the Reorganization.

We believe our reorganization into a holding company structure will provide us with benefits in the future, however, these expected benefits may not be obtained if we fail to complete acquisitions or if market conditions or other circumstances prevent us from taking advantage of the strategic, business and financing flexibility that it affords us. In addition, the holding company structure may not keep the assets and liabilities of related subsidiaries and any new businesses we acquire legally separate. As a result, we may incur the costs of implementing the Reorganization without realizing the possible benefits. These costs include the increased administrative costs and expenses associated with keeping separate records, and in some cases making separate regulatory filings.

The transfer restrictions included in our Certificate of Incorporation may cause the market price of ContextLogic common stock to decline.

These shares of our ContextLogic common stock are subject to transfer restrictions. It is possible that the transfer restrictions will have an adverse effect on the liquidity and market price of ContextLogic common stock. The transfer restrictions will remain in effect until the earlier of (i) the repeal of Section 382 of the Tax Code or any successor statute if the Board determines that the transfer restrictions are no longer necessary or desirable for the preservation of the tax attributes; (ii) such date as the Board shall fix in its discretion; (iii) the beginning of a tax year of the Company which the Board determines that no attributes may be carried forward; or (iv) July 25, 2028, being the third anniversary of the filing and effectiveness of ContextLogic’s Second Amended and Restated Certificate of Incorporation.

The transfer restrictions may impede or discourage efforts by a third party to acquire us, even if doing so would benefit stockholders.

Although the transfer restrictions are designed as a protective measure to preserve the Company’s tax attributes, the transfer restrictions may have the effect of impeding or discouraging a merger, tender offer or proxy contest, even if such a transaction may be favorable to the interests of some or all of our stockholders. This effect might prevent stockholders from realizing an opportunity to sell all or a portion of their shares of ContextLogic common stock at a premium above market prices. In addition, the transfer restrictions may delay the assumption of control by a holder of a large block of ContextLogic common stock and the removal of incumbent directors and management, even if such removal may be beneficial to some or all of our stockholders.

The transfer restrictions may not be enforceable, and an ownership change may occur with the result that the ability to use the tax attributes could be severely limited.

The transfer restrictions could be challenged, and a court could refuse to enforce them. It is also possible that the IRS and other tax authorities could take the position that the transfer restrictions were not effective and did not protect the Company from an ownership change for tax purposes.

Future legislation may result in us being unable to realize the tax benefits of the Company’s tax attributes.

It is possible that legislation or regulations will be adopted that would limit our ability to use the tax benefits associated with the Company’s tax attributes.

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

The IRS could challenge the amount of the NOLs or claim that we experienced an ownership change including in connection with the US Salt Acquisition, which could reduce the amount of NOLs that we can use.

The amount of the NOLs has not been audited or otherwise validated by the IRS. The IRS could challenge the amount of the NOLs, which could result in an increase in our future income tax liability. In addition, calculating whether an ownership change has occurred is subject to uncertainty, both because of the complexity and ambiguity of Section 382 and because of limitations on a publicly traded company’s knowledge as to the ownership of, and transactions in, its securities. Therefore, we cannot assure our investors that a governmental authority will not claim that we experienced an ownership change and attempt to reduce or eliminate the benefit of the NOLs even though ContextLogic common stock is subject to the transfer restrictions. The Company has received from its tax advisor, Ernst & Young U.S. LLP ("EY"), an opinion concluding that during the period between January 01, 2018 and ended September 30, 2025, the Company should not have undergone an “ownership change” within the meaning of Section 382(g) of the Tax Code (the “Roll forward Opinion”). EY performed another opinion following the close of the transaction concluding that the Company should not have experienced an "ownership change" upon consummating the US Salt Acquisition.

We may not be able to utilize a significant portion of our net operating loss carryforwards, and other tax attributes, which could adversely affect the value of our common stock.

As of December 31, 2025, we had federal NOLs available to reduce future taxable income, if any, of $886 million that begin to expire in 2030 and continue to expire through 2037 and $2.1 billion that have an unlimited carryover period. As of December 31, 2025, we had state NOLs available to reduce future taxable income, if any, of $4.0 billion that begin to expire in 2026 and continue to expire through 2045 and $4.0 billion that have an unlimited carryover period. Under legislation enacted in 2017, informally titled the Tax Act, as modified by the CARES Act, unused U.S. federal NOLs generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. Additionally, portions of these NOLs could expire unused and be unavailable to offset future income tax liabilities. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited. As a result, even if we acquire income producing assets and attain profitability in the future, we may be unable to use a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows and the value of our common stock.

An “ownership change” could limit the use of our NOLs and our potential to derive a benefit from our NOLs.

The utilization of NOLs and other tax attributes to offset future taxable income or taxes may be subject to limitations under Sections 382 and 383 of the Tax Code, and similar state statutes as a result of ownership changes that could occur in the future. While we have amended our Certificate of Incorporation to add transfer restrictions to ContextLogic common stock, there is no guarantee that we have not undergone an ownership change in the past or that such transfer restrictions will be enforceable and thus prevent us from experiencing an ownership change in the future which would limit our ability to use our NOLs.

In general, an “ownership change” would occur if there is a cumulative change in the ownership of our common stock of more than 50% by one or more “5% stockholders” during a three-year test period.

Risks Related to our Business Plan and Future Operations

We may face difficulties or delays or be unsuccessful in a search to acquire additional operating businesses or assets, and we may expend significant time and capital on a prospective business or asset acquisition that is not ultimately consummated.

Our Board is evaluating strategic alternatives for acquiring additional operating businesses or assets. The investigation of any specific target assets or a business and any subsequent negotiation and drafting of related agreements, SEC disclosure and other documents may require substantial amounts of management’s time and attention and material additional costs in connection with outsourced services from accountants, attorneys and other professionals. We would likely expend significant time and resources searching for, conducting due diligence on, and negotiating transaction terms in connection with a proposed asset or a business acquisition that may not ultimately come to fruition. Unanticipated issues which may be beyond our control or that of the seller of the applicable assets or business may arise that force us to terminate discussions with a target company, such as the target’s failure or inability to provide adequate documentation to assist in our investigation, a party’s failure to obtain required waivers or consents to consummate the transaction as required by the inability to obtain the required audits, applicable laws, charter documents and agreements, the appearance of a competitive bid from another prospective purchaser, or the seller’s inability to maintain its operations for a sufficient time to allow the transaction to close. Such risks are inherent in any search for new assets or a business and investors should be aware of them before investing in an enterprise such as ours and we can provide no assurance that we will be successful in our efforts to acquire assets or a revenue producing business.

We expect to face intense competition in our search for additional operating businesses or assets. Other parties, such as private equity and venture capital firms, larger companies, and other strategic investors, may have greater capital or human resources than we do and/or more experience in a particular industry within which we choose to search. These competitors may have a certain amount of liquid cash available to take advantage of favorable market conditions for a prospective asset or business purchase. Any delay or inability to locate, negotiate and enter into a transaction as a result of any disadvantages we have relative to those other potential purchasers could cause us to lose valuable business opportunities to those other potential purchasers, which would have a material adverse effect on our business plan and results of operations. Moreover, economic factors that are beyond our control, including inflation and higher interest rates and economic uncertainty, as well as geopolitical instability may hinder our ability to locate and obtain assets or a business on terms that are favorable to us.

In addition, we have limited capital, and we may not be able to take advantage of any available business opportunities on favorable terms or at all. There can be no assurance that we will have sufficient capital or be able to raise additional capital to provide us with the necessary funds to successfully acquire assets or a business we deem to be appropriate or necessary to accomplish our objectives, in which case we may be forced to terminate our efforts to acquire assets or a revenue producing business and our investors' investment in ContextLogic common stock could be materially and adversely impacted. In addition, any debt financing that we may secure in connection with an acquisition, could result in additional operating and financial covenants that would limit or restrict our ability to take certain actions. There is no guarantee that financing would be available to us in amounts or on terms acceptable to us, if at all.

We may attempt to complete an acquisition with a private target company about which little information is available, and such target entity may not generate revenue as expected or otherwise be compatible with us as expected.

In pursuing our search for additional operating businesses or assets, we may seek to complete an acquisition with a privately-held company or acquire assets from a privately-held company. Very little public information generally exists about private companies, and the only information available to us prior to making a decision may be from documents and information provided directly to us by the target company in connection with the transaction. Such documents or information or the conclusions we draw therefrom could prove to be inaccurate or misleading. As such, we may be required to make our decision on whether to pursue a potential asset or business acquisition based on limited, incomplete or faulty information, which may result in our subsequent operations generating less revenue than expected, which could materially harm our financial condition and results of operations.

When evaluating the desirability of a potential business acquisition, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our management’s assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities expected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company or assist with their former entity’s merger or combination into ours, the operations and profitability of the post-acquisition business may be negatively impacted, and our stockholders could suffer a reduction in the value of their shares.

Our business could suffer if we are unsuccessful in making, integrating, and maintaining any future acquisitions and investments.

We may acquire assets, businesses or technologies in the future. Integrating an acquired asset, business or technology is difficult and can be risky. These potential and completed transactions create risks such as:

•
the risks associated with assuming liabilities related to the activities of the acquired business before and after the acquisition, including liabilities for violations of laws and regulations, commercial disputes, cyberattacks, taxes, and other matters; and
•
the difficulty of integrating new assets, businesses and technologies into our infrastructure.

Acquisitions also may require us to spend a substantial portion of our available cash, issue stock, incur debt or other liabilities, amortize expenses related to intangible assets, or incur write-offs of goodwill or other assets. Finally, acquisitions could be viewed negatively by analysts, investors or our users.

The success of our business will depend, in part, on the continued services of certain key personnel and our ability to attract and retain qualified personnel.

The success of our business will depend, in part, on the continued services of certain members of our management. Our inability to attract and retain qualified personnel could significantly disrupt our business. Although we take prudent steps to retain key personnel, we face competition for qualified individuals from numerous professional services and other companies. For example, our competitors may be able to attract and retain more qualified professional and technical personnel by offering more competitive compensation packages. If we are unable to attract new personnel and retain our current personnel, we may not be able execute our business plan.

Our officers and directors, including our President, will allocate their time to other businesses, thereby causing potential conflicts of interest in their determination as to how much time to devote to our affairs.

Some of our officers and directors are not required to, and will not, commit their full time to our affairs. In particular, our President, Mark Ward, is employed by BC Partners, a global investment platform that manages multiple funds with investment strategies that may overlap with or relate to our business. BC Partners and its affiliates may pursue opportunities in the same industries or sectors in which we may operate or pursue strategic initiatives. Mr. Ward has no duty to communicate or offer business, strategic or investment opportunities to us, and Mr. Ward’s obligations to BC Partners may require him to devote significant time to BC Partners’ business affairs, which could limit the time he devotes to our business. Some of our officers and directors also serve or may in the future serve as officers and board members for other entities. In addition, our officers and directors affiliated with BC Partners or Abrams Capital may have time and attention requirements for other entities that BC Partners or Abrams Capital may sponsor in the future. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to pursue and complete our business strategy.

Certain of our officers and directors are now, and may in the future become, affiliated with entities engaged in business activities similar to ours, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

BC Partners and Abrams Capital and their affiliates engage in a broad range of investment and business activities, and may pursue opportunities in industries and sectors in which we currently operate or may operate in the future. Certain of our officers and directors, including our President, are affiliated with BC Partners or Abrams Capital, and may, in the future, become affiliated with additional entities that are engaged in similar activities. Accordingly, they may have conflicts of interest in determining whether a particular business, strategic, or investment opportunity should be presented to us or to BC Partners or Abrams Capital or one of their affiliates or clients. Investment ideas and opportunities generated within BC Partners or Abrams Capital or any of their affiliates, including by Mr. Ward, and other persons who may make decisions for our company, may be suitable for both us and for BC Partners or Abrams Capital or any of their affiliates, and may be directed initially to BC Partners or Abrams Capital rather than to us. None of our officers and directors, BC Partners, Abrams Capital, or any of their affiliates, have any obligation to present us with any opportunity of which they become aware unless it is offered to them solely in their capacity as our director or officer and after they have satisfied their contractual and fiduciary obligations to other parties, including BC Partners or Abrams Capital. BC Partners or Abrams Capital may offer investment opportunities that fit within the investment program of a BC Partners or Abrams Capital fund to such fund before offering it to us, and may choose to allocate all or part of any such opportunity to any BC Partners or Abrams Capital affiliate or any business in which a BC Partners or Abrams Capital affiliate has invested instead of offering such opportunity to us. If BC Partners or Abrams Capital or any of their affiliates decides to pursue any such opportunity, including opportunities that our company might otherwise have had the ability or desire to pursue, it is acknowledged that we may be precluded from pursuing the same. ContextLogic has renounced any interest or expectancy in, or in being offered an opportunity to participate in, any such opportunity.

Certain of our officers and directors presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, which may cause conflicts of interest in determining whether to present opportunities to us or to such other entities.

Certain of our officers and directors, including our President, presently have, and any of them in the future may have, additional fiduciary or contractual obligations to other entities, including BC Partners or Abrams Capital and their affiliates. As a result, they may be required to present certain opportunities to BC Partners or Abrams Capital instead of to us. These conflicts may not be resolved in our favor, and business, strategic or investment opportunities that could be beneficial to us may be directed to BC Partners or Abrams Capital or their affiliates before being considered by us, if they are considered by us at all.

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

Risks Related to Our Internal Controls

We have previously identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

We designed a new control environment with new IT systems, processes, and controls commensurate with our current business operations. Following the effective implementation of the new controls, management has concluded that the material weaknesses were remediated as of December 31, 2024. With the US Salt Acquisition, we cannot guarantee that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our consolidated financial statements and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence and cause a decline in the price of our common stock.

Our management is required to evaluate the effectiveness of our disclosure controls and internal control over financial reporting. If we are unable to maintain effective disclosure controls and internal control over financial reporting, investors may lose confidence in the accuracy of our financial reports.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, costly, and place significant strain on our personnel, systems, and resources.

We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. While we have developed a new control environment with new systems, processes and controls commensurate with our ongoing business going forward, and new business processes and controls were designed and documented in order to improve our internal control over financial reporting through remediation measures. We cannot guarantee that these changes will remediate future deficiencies or that additional material weaknesses in our internal control over financial reporting will not be identified in the future.

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. If any of these new or improved controls and systems do not perform as expected, we may experience further deficiencies in our controls.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations, cause us to fail to meet our reporting obligations, and adversely affect the results of periodic management evaluations. Ineffective disclosure controls and procedures and internal control over financial reporting could diminish investor confidence and negatively affect the price of our common stock.

Risks Related to Our Common Stock

We transferred the trading of our common stock from The Nasdaq Stock Market to the OTCQB. Because ContextLogic common stock is traded on the OTC Markets, our stockholders' ability to sell their shares in the secondary trading market may be limited.

On May 30, 2025, we notified Nasdaq of our decision to voluntarily withdraw from the Nasdaq hearings process, which resulted in our common stock being delisted from The Nasdaq Global Market. We filed a Form 25 with the SEC relating to the delisting of our common stock on June 9, 2025, and the delisting of our common stock from Nasdaq became effective June 19, 2025. On June 3, 2025, our common stock was quoted for trading with the OTCQB. The decision to move our common stock from trading on Nasdaq to the OTC Markets was influenced by several factors, including our evaluation of our ability to continue maximizing the value of our assets while also considering the advantages of remaining traded on Nasdaq versus the regulatory requirements, the time management dedicated to compliance and reporting, and the costs involved in maintaining the listing.

As a result of the transfer of our common stock from Nasdaq to the OTCQB, we anticipate that our stockholders could experience negative consequences related to our securities, including but not limited to: limited availability of market quotations for our securities; a reduced level of trading activity in the secondary trading market for shares of our common stock; a limited amount of analyst coverage; and decreased ability to issue additional securities or obtain additional financing in the future.

Because ContextLogic common stock is traded on the OTCQB market, our stockholders' ability to sell their shares in the secondary trading market may be limited. Since June 3, 2025, the OTCQB is the only liquidity platform for our common stock. We cannot assure our stockholders that ContextLogic common stock will continue to trade on this liquidity platform, whether broker-dealers will continue to provide public quotes of ContextLogic common stock on this liquidity platform, whether the trading volume of ContextLogic common stock will be sufficient to provide for respective efficient liquidity platforms or whether quotes for our common stock will continue on this liquidity platform in the future, which could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell our common stock. As a result, prices for shares of ContextLogic common stock may be lower than might otherwise prevail if ContextLogic common stock was listed on a national securities exchange.

Our stockholders may not be afforded any opportunity to evaluate or approve an asset or business acquisition as we pursue strategic alternatives.

Our stockholders may not be afforded the opportunity to evaluate and approve a proposed business acquisition. In most cases, asset or business acquisitions do not require stockholder approval under applicable law, and ContextLogic's Certificate of Incorporation and bylaws do not afford our stockholders with the right to approve such a transaction. In order to develop and implement our business plan, we may in the future hire lawyers, accountants, technical experts, appraisers, or other consultants to assist with determining our direction and consummating any transactions contemplated thereby. We may rely on such persons in making difficult decisions in connection with the Company’s future business and prospects. The selection of any such persons will be made by our Board, and any expenses incurred, or decisions made based on any of the foregoing could prove to be adverse to the Company in hindsight, the result of which could be diminished value to our stockholders.

We are a smaller reporting company, and any decision on our part to comply only with reduced reporting and disclosure requirements applicable to such companies could make our common stock less attractive to investors.

As of December 31, 2025, we qualified as a “smaller reporting company,” as defined in the Exchange Act, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a “smaller reporting company,” and the market value of shares of ContextLogic common stock held by non-affiliates, or our public float, is less than $250 million. As a “smaller reporting company,” we may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies. This includes reduced disclosure obligations in our SEC filings such as simplified executive compensation disclosures, exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting and only being required to provide two years of audited consolidated financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze our operating results and financial prospects and investors may find shares of ContextLogic common stock less attractive, which may result in a less active trading market for ContextLogic common stock and greater stock price volatility.

We do not intend to pay dividends on our capital stock, so any returns will be limited to increases in the value of ContextLogic common stock.

We have never declared or paid any cash dividends on our capital stock. We currently anticipate that we will retain future earnings for the operation and expansion of our business. Accordingly, we do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, any future credit facility or financing we obtain may contain, terms prohibiting or limiting the amount of dividends that may be declared or paid on ContextLogic common stock. Any return to stockholders will therefore be limited to increases in the price of ContextLogic common stock, if any.

We do not expect to pay any cash dividends to the holders of ContextLogic common stock in the foreseeable future and the availability and timing of future cash dividends, if any, is uncertain.

We do not expect to declare or pay any cash dividends on our common stock in the foreseeable future. Our Board will determine the amount and timing of stockholder dividends, if any, that we may pay in future periods. In making this determination, our directors will consider all relevant factors, including the amount of cash available for dividends, capital expenditures, covenants, prohibitions or limitations with respect to dividends, applicable law, general operational requirements and other variables. We cannot predict the amount or timing of any future dividends our stockholders may receive, and if we do commence the payment of dividends, we may be unable to pay, maintain or increase dividends over time. Therefore, our stockholders may not be able to realize any return on their investment in our common stock for an extended period of time, if at all, other than by selling their shares.

The price of ContextLogic common stock has been and continues to be volatile. Declines in the price of ContextLogic common stock have resulted in and could subject us to future litigation.

The market price of ContextLogic common stock has fluctuated and declined and may continue to fluctuate or decline substantially. Accordingly, the price of ContextLogic common stock has been subject to wide fluctuations and could continue to be subject to wide fluctuations for many reasons, many of which are beyond our control, including those described in this "Risk Factors" section and others such as:

•
failure of analysts to initiate or maintain coverage of our company, changes in their estimates of our operating results or changes in recommendations by analysts that follow our common stock;
•
uncertainty among investors relating to the strategic alternative that we will choose, including any prospective asset or business acquisition and the terms and conditions thereof;
•
the operating performance of any business we may acquire, if any, including any failure to achieve material revenues therefrom;
•
the performance of our competitors in the marketplace;
•
the public’s reaction to our press releases, SEC filings, website content and other public announcements and information;
•
changes in earnings estimates of any business that we acquire, if any, or recommendations by any research analysts who may follow us or other companies in the industry of a business that we acquire, if any;
•
variations in general economic conditions, including as may be caused by uncontrollable events such as future pandemics, global conflicts and interest rates;
•
the public disclosure of the terms of any financing we disclose in the future;
•
the number of shares of ContextLogic common stock that are eligible to be publicly traded in the future;
•
litigation or claims against us; and

•
any other factors discussed in this report.

Many of these factors are beyond our control and may decrease the market price of ContextLogic common stock, regardless of whether we choose to pursue and consummate an asset or business acquisition and of our current or subsequent operating performance and financial condition. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert our management’s time and attention, which would otherwise be used to benefit our business.

ContextLogic's Certificate of Incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America are the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

ContextLogic's Certificate of Incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America are the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees. ContextLogic's Certificate of Incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for: (i) any derivative action or proceeding brought on behalf of us; (ii) any action asserting a claim of breach of a fiduciary duty; (iii) any action arising pursuant to any provision of the DGCL, our Certificate of Incorporation or bylaws (as either may be amended from time to time); (iv) any action to interpret, apply, enforce or determine the validity of ContextLogic's Certificate of Incorporation or its bylaws; or (v) any action asserting a claim against us that is governed by the internal affairs doctrine.

This provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our Certificate of Incorporation further provides that the U.S. federal district courts are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our Certificate of Incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees. If a court were to find either exclusive forum provision of our Certificate of Incorporation to be inapplicable to or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.

Risks Related to US Salt

As a result of the US Salt Acquisition, we are subject to the following additional risks and uncertainties relating to US Salt. The risks described below are not the only ones facing US Salt. Any risk or uncertainty that could have a material adverse effect on US Salt’s business, operations and financial condition could also have a material adverse effect on the Company’s business, operations and financial condition. Additional risks and uncertainties not currently known to US Salt or that US Salt currently deems to be immaterial may also materially and adversely affect our business, financial condition or results of operations.

Operational Risks

Native geological conditions could adversely affect results of US Salt’s operations.

Geological environments always carry uncertainties due to scale and natural occurrence. These uncertainties are particularly true for solution mining, where unexpected challenges encountered in the geological setting cannot be addressed by direct human interaction. The extensive successful mining history of US Salt’s Glen Watkins brinefield provides some reassurance that the geological setting is tolerant of a wide variety of solution-mining outcomes without negatively impacting the surface or underground sources of drinking water. This history, along with the success of the collocated gas storage facility, generally indicates a sound geological setting. However, US Salt cannot ensure that the geological environment will remain consistent in the years to come.

The main risk focus with respect to the brinefield involves maintaining roof salt and hydraulic integrity across all caverns in active galleries. Maintaining a salt roof between the top of the cavern and top of the formation provides structural and fluid integrity, thus taking advantage of salt’s high impermeability. A salt roof provides a primary barrier against cavern fluid migration upward toward the underground sources of drinking water. Contamination of the underground sources of drinking water is a highly unlikely risk, but the impact could be significant and, depending on circumstances, could lead to injection permit revocation and loss of both brinefields. Proper spacing and mining control of current and future caverns reduces the risk of losing hydraulic integrity within the salt formation. While a loss of integrity between separate galleries in the salt has a less deleterious effects, it can remove the affected gallery from service. US Salt employs attentive cavern monitoring and operational flexibility to help reduce these risks.

US Salt’s concentration in salt products limits diversification and amplifies exposure to end-market, regulatory and competitive risks.

US Salt focuses exclusively on salt products. As a result, adverse developments specific to the salt industry, including new environmental restrictions, regulatory developments, changes in food or pharmaceutical specifications, or increased import competition among other risks, could disproportionately impact US Salt. US Salt lacks the product diversification that could otherwise mitigate the volatility of a single commodity-driven business.

US Salt is subject to customer concentration, with a limited number of customers accounting for a portion of US Salt’s revenues.

A portion of US Salt’s sales may be concentrated among larger customers. The loss of or reduction in purchases by significant customers or failure to deliver during peak periods to certain customers could negatively affect sales and margins.

US Salt’s operations are concentrated at a single, integrated facility, and US Salt is also dependent on critical equipment.

US Salt conducts all production at a single, integrated solution-mining and mechanical-evaporation facility in Watkins Glen, New York, supplemented by third-party co-packers and warehouses. A disruption at US Salt’s Watkins Glen facility could significantly affect production of US Salt’s products or distribution of US Salt’s products, which could damage US Salt’s customer relationships. Because US Salt does not operate additional plants, US Salt’s ability to replace lost production is limited. Insurance may not cover all resulting losses, and prolonged or repeated disruptions could lead to penalties, loss of customer awards, or non-renewals.

US Salt’s operations depend upon critical equipment, such as brine wells, brine conveyance, vacuum pans, crystallizers, boilers, steam distribution, dryers, conveyors, and packaging lines. Certain components and repairs require specialized contractors or long-lead equipment; shortages or delays could extend an outage and increase costs. Although US Salt employs preventive maintenance programs, holds select critical spare parts, stages inventory at third-party warehouse locations, and maintains disaster-recovery and business-interruption insurance, these measures may not fully offset or prevent the effects of a disruption. If US Salt is unable to maintain operations at Watkins Glen or promptly restore production following a disruption, US Salt’s business, financial condition, and results of operations could be adversely affected.

US Salt’s business is capital intensive, and the inability to fund necessary capital expenditures or successfully complete US Salt’s capital projects could have an adverse effect on US Salt’s growth and profitability.

In recent years, US Salt has made significant expenditures on large capital projects. In addition, maintaining US Salt’s existing facilities requires significant capital expenditures, which may fluctuate materially. US Salt also may make significant capital expenditures in the future to expand or modify US Salt’s existing operations, including projects to expand or improve US Salt’s facilities or equipment and projects to improve US Salt’s computer systems, information technology and operations technology. These activities or other capital improvement projects may require the temporary suspension of production at US Salt’s facilities, which could have a material adverse effect on the results of US Salt’s operations.

Any capital project US Salt undertakes involves risks, including cost overruns, delays and performance uncertainties, and could interrupt US Salt’s ongoing operations. The expected benefits from any of US Salt’s capital projects may not be realized in accordance with US Salt’s projections. US Salt’s capital projects may also result in other unanticipated adverse consequences, such as the diversion of management’s attention from other operational matters or significant disruptions to US Salt’s ongoing operations.

Although US Salt currently finances most of US Salt’s capital expenditures through cash provided by operations, US Salt also may depend on increased borrowing or other financing arrangements to fund future capital expenditures. If US Salt is unable to obtain suitable financing on favorable terms or at all, US Salt may not be able to complete future capital projects and US Salt’s ability to maintain or expand US Salt’s operations may be limited. The occurrence of these events could have a material adverse effect on US Salt’s business, financial condition and results of operations.

Strikes, other forms of work stoppage or slowdown and other union activities could disrupt US Salt’s business and negatively impact US Salt’s financial results.

The majority of US Salt’s workforce is represented by a CBA. There can be no assurance that labor disruptions by such employees will not occur in the future. The current CBA is scheduled to expire in November 2026 and, as a result, US Salt expects to negotiate a new CBA in 2026.

Unsuccessful contract negotiations, adverse labor relations at any of US Salt’s locations or other factors could in the future, result in strikes, work stoppages, work slowdowns, dissatisfied employees or other actions, which could disrupt US Salt’s business and operations. These disruptions could negatively impact US Salt’s business, US Salt’s operations, US Salt’s ability to produce or sell US Salt’s products, US Salt’s ability to service US Salt’s customers and US Salt’s ability to recruit and retain personnel and could result in significant additional costs as well as adversely affect US Salt’s reputation, financial condition and operating results.

Financial Risks

US Salt’s indebtedness and any potential inability due to outside factors to pay US Salt’s indebtedness could adversely affect US Salt’s business and financial condition.

US Salt has a significant amount of indebtedness and may incur additional debt in the future. US Salt pays significant interest on US Salt’s indebtedness, with variable interest on US Salt’s borrowing under US Salt’s senior secured credit facilities based on prevailing interest rates. Significant increases in interest rates will increase the interest US Salt pays on US Salt’s debt. US Salt’s indebtedness could:

•
require US Salt to agree to less favorable terms, including higher interest rates, in order to incur additional debt, and otherwise limit US Salt’s ability to borrow additional money to fund US Salt’s working capital, capital expenditures and debt service requirements;
•
impact US Salt’s ability to implement US Salt’s business strategy and limit US Salt’s flexibility in planning for, or reacting to, changes in US Salt’s business as well as changes to economic, regulatory or other competitive conditions;
•
place US Salt at a competitive disadvantage compared to US Salt’s competitors with greater financial resources;
•
make US Salt more vulnerable to a downturn in US Salt’s business or the economy;
•
require US Salt to dedicate a substantial portion of US Salt’s cash flow from operations to the repayment of US Salt’s indebtedness, thereby reducing the availability of US Salt’s cash flow for other purposes;
•
restrict US Salt from making strategic acquisitions or cause US Salt to make non-strategic divestitures; and
•
materially and adversely affect US Salt’s business and financial condition if US Salt is unable to meet US Salt’s debt service requirements or obtain additional financing.

In the future, US Salt may incur additional indebtedness or refinance US Salt’s existing indebtedness. If US Salt incurs additional indebtedness or refinance, the risks that US Salt faces as a result of US Salt’s leverage could increase. Financing may not be available when needed or, if available, may not be available on commercially reasonable or satisfactory terms. Any downgrades from credit rating agencies such as Moody’s or Standard & Poor’s may adversely impact US Salt’s ability to obtain financing or the terms of such financing.

US Salt’s ability to make payments on US Salt’s indebtedness, refinance US Salt’s indebtedness and fund planned capital expenditures will depend on US Salt’s ability to generate future cash flows from operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond US Salt’s control. There can be no assurance that US Salt’s business will generate sufficient cash flows from operations or that future borrowings will be available to US Salt under US Salt’s revolving credit facility in an amount sufficient to enable US Salt to make payments with respect to US Salt’s indebtedness or to fund US Salt’s other liquidity needs. If this were the case, US Salt might need to refinance all or a portion of US Salt’s indebtedness on or before maturity, sell assets, reduce or delay capital expenditures or seek additional equity financing. US Salt’s inability to obtain needed financing or generate sufficient cash flows from operations may require US Salt to abandon or curtail capital projects, strategic initiatives or other investments, cause US Salt to divest US Salt’s business or impair US Salt’s ability to make acquisitions, enter into joint ventures or engage in other activities, which could materially impact US Salt’s business.

US Salt and its owners may be subject to tax liabilities which could adversely impact their profitability, cash flow and liquidity.

Because US Salt is pass-through for U.S. federal income tax purposes, its income and loss is generally recognized by its owners (including ContextLogic following the Closing Date) for U.S. federal income tax purposes. US Salt’s (and its owners’, including ContextLogic’s following the Closing Date) effective tax rate, tax expense and cash flows could be adversely affected by changes in tax laws. US Salt may be subject to audits in various jurisdictions and US Salt and its owners (including ContextLogic following the Closing Date) may be assessed additional taxes as a consequence of an audit. In the ordinary course of US Salt’s business, there are many transactions and calculations that could be challenged by taxing authorities. The final determination of any tax audits and litigation may take several years and, if additional taxes are assessed as a result of an audit, assessment or litigation, there could be a material adverse effect on US Salt’s (or its owners’, including ContextLogic’s following the Closing Date) financial condition, income tax provision and net income in the affected periods as well as future profitability, cash flows and ability to make distributions and service debt.

US Salt has identified a material weakness in its internal controls, and US Salt cannot provide assurances that this weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future.

US Salt has identified a material weakness in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. In fiscal year 2023, US Salt identified a material weakness in its internal control over financial reporting resulting from its lack of a formalized internal control framework in accordance with COSO, which relates to (a) an insufficient complement of personnel with an appropriate degree of internal controls knowledge, which caused management to be unable to appropriately define responsibilities to create an effective control environment; (b) the lack of a formalized risk assessment process; and (c) selection and development of control activities, including over information technology.

Following the US Salt Acquisition, the Company will be required to expend time and resources to further improve its internal controls over financial reporting, which may include review and enhancement of processes and controls; review and enhancement of IT general controls over information systems relevant to financial reporting; and realignment of existing personnel and the addition of both internal and external personnel to strengthen processes and controls including management’s review and documentation over internal control over financial reporting. However, we cannot assure our investors that the Company’s internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

US Salt’s current controls and any new controls that we develop may become inadequate because of changes in conditions in US Salt’s business. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of management reports and independent registered public accounting firm audits of US Salt’s internal control over financial reporting that we will eventually be required to include in ContextLogic’s periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures, and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of ContextLogic common stock.

Because US Salt was a private company, its independent registered public accounting firm has not been required to audit the effectiveness of its internal control over financial reporting. Following the US Salt Acquisition, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which US Salt’s internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on US Salt’s and ContextLogic’s business and operating results, and cause a decline in the market price of ContextLogic common stock.

Competition, Sales and Pricing Risks

US Salt’s products face strong competition and if US Salt fails to successfully attract and retain customers and invest in capital improvements, productivity, quality improvements and product development, sales of US Salt’s products could be adversely affected.

The market price for the product mix and competing cost of goods sold, especially labor and materials expenses, are challenges to US Salt’s operations and remain a risk through the foreseeable future. US Salt encounters strong competition in many areas of US Salt’s business and US Salt’s competitors may have significantly more financial resources than US Salt does. Competition in US Salt’s product lines is based on a number of factors, including product quality and performance, logistics, brand reputation, price and quality of customer service and support. To remain competitive, US Salt needs to invest in manufacturing, productivity, product innovation, marketing, customer service and support and US Salt’s distribution networks. US Salt may not have sufficient resources to continue to make such investments or maintain US Salt’s competitive position. US Salt may have to adjust US Salt’s prices, strategy, product innovation, distribution or marketing efforts to stay competitive.

Changes in competitors’ production, geographic or marketing focus could have a material impact on US Salt’s business. US Salt faces global competition from new and existing competitors who have entered or may enter the markets in which US Salt sells, particularly in the specialty salt categories. Some of US Salt’s competitors may have greater financial and other resources than US Salt does or are more diversified, making them less vulnerable to industry downturns and better positioned to pursue new expansion and development opportunities. US Salt’s competitive position could suffer if US Salt is unable to expand US Salt’s operations through investments in new or existing operations or through acquisitions, joint ventures or partnerships.

Inflation could result in higher costs and decreased profitability.

US Salt’s business can be affected by inflation, including increases in freight rates, prices for energy and other costs. Sustained inflation could result in higher costs for transportation, energy, materials, supplies and labor. US Salt’s efforts to recover inflation-based cost increases from US Salt’s customers may be hampered as a result of the structure of US Salt’s contracts and the contract bidding process as well as the competitive industries, economic conditions and countries in which US Salt operates. Accordingly, substantial inflation may result in a material adverse impact on US Salt’s costs, profitability and financial results.

Increasing costs or a lack of availability of transportation services could have an adverse effect on US Salt’s ability to deliver products at competitive prices.

Transportation and handling costs are a significant component of US Salt’s total delivered salt cost. The high relative cost of transportation favors producers whose mines or facilities are located near the customers they serve. US Salt contracts (directly and, from time to time, through third parties) trucking and rail services to move US Salt’s products from US Salt’s production facilities to third-party warehouses and customers. A reduction in the dependability or availability of transportation services, a significant increase in transportation service rates, and adverse weather could impair US Salt’s ability to deliver US Salt’s products economically to US Salt’s customers or expand US Salt’s markets. Disruptions caused by driver shortages, rail service constraints, extreme weather, labor disruptions at carriers or terminals, or diesel price spikes can delay shipments, increase costs, strain customer relationships and trigger contractual penalties. Limited availability of equipment during peak seasons may require use of premium carriers or expedited options, reducing margin.

In addition, diesel fuel is a significant component of US Salt’s transportation costs. Some of US Salt’s customer contracts allow for full or partial recovery of changes in diesel fuel costs through an adjustment to the selling price. However, a significant increase in the price of diesel fuel that is not passed through to US Salt’s customers could materially increase US Salt’s costs and adversely affect US Salt’s financial results.

Significant transportation costs relative to the cost of US Salt’s products may limit US Salt’s ability to increase US Salt’s market share or serve new markets.

Legal, Regulatory and Compliance Risks

US Salt relies solely on its own on-site power generation to power its manufacturing operations and any disruption or failure in its power system could adversely impact its business, results of operations and financial condition.

US Salt’s plant is not connected to the electricity grid. Instead, US Salt operates its own proprietary on-site power generation through combined heat and power systems that generate the electricity required for US Salt’s operations and captures waste heat for use in the evaporation process. US Salt relies exclusively on two 5 MW and 3 MW on-site gas-fired generators for its manufacturing operations, which primarily run on byproducts from US Salt’s facility, for the majority of its electricity needs. While this off-grid configuration provides certain cost stability and reduced exposure to regional power-market volatility. It also concentrates US Salt’s operational risk in US Salt’s own energy infrastructure.

Historically, US Salt has experienced occasional power disruptions, primarily due to isolated boiler shutdowns and generator failures. Any boiler or generator failure caused by mechanical malfunction, extreme weather, or other unforeseen events could negatively affect US Salt’s business, results of operations and financial condition. Because US Salt’s plant is not interconnected with the local power grid, resuming full operations depends on US Salt’s ability to repair the affected equipment or secure substitute electricity, such as through rented backup generators, either of which could involve significant expense and delay. In 2025, US Salt installed a 2.5 MW backup black-start generator to help mitigate these risks and support the restoration of power; however, it may not prevent extended outages or fully maintain production. Extended outages or other issues with US Salt’s energy infrastructure could result in lost production, particularly during the drying stage of the salt production process, as well as damage to customer relationships and to US Salt’s reputation. Any such events could have a material adverse effect on US Salt’s business, financial condition, and results of operations.

In July 2019, New York enacted the Climate Leadership and Community Protection Act ("CLPCA"). The CLPCA sets statewide goals for reducing greenhouse gas emissions and requires the New York State Department of Environmental Conservation (“NYSDEC”) to promulgate regulations which will achieve these goals. NYSDEC currently is required by court order to issue regulations implementing the CLPCA no later than February 6, 2026. Any regulation NYSDEC passes to comply with the CLPCA could impact how US Salt’s energy system operates, and US Salt may be required to reduce greenhouse gas emissions in accordance with CLPCA limits, which could have a material adverse effect on US Salt’s business, results of operations and financial condition.

US Salt’s operations heavily rely on natural gas and are therefore exposed to changes in the price and availability of natural gas.

US Salt’s operations are energy intensive, and production processes rely on the consumption of natural gas. Natural gas is a primary energy source used in the mechanically evaporated salt production process. A significant interruption in the supply or an increase in the price of natural gas could adversely affect US Salt’s business, results of operations and financial condition. Energy costs represent a substantial part of US Salt’s total production costs and natural gas is its largest variable input cost. US Salt’s profitability is impacted by the price and availability of natural gas that US Salt purchases from third parties. US Salt currently benefits from a fixed-price supply contract with DTE that runs through March 2026. Upon expiration, US Salt expects to negotiate a renewal or pursue other supply alternatives. While future market pricing cannot be predicted with certainty, natural-gas cost variability may affect its production costs beginning in 2026 if market rates materially differ from the terms of the existing contract.

A significant increase in the price of natural gas that is not recovered through an increase in the price of US Salt’s products or covered through US Salt’s contract arrangements, or an extended interruption in the supply of natural gas to US Salt’s production facilities, could have a material adverse effect on US Salt’s business, financial condition and results of operations.

US Salt’s operations depend on US Salt’s rights and governmental authorizations to mine and operate US Salt’s properties.

US Salt holds numerous environmental and mineral extraction permits, water withdrawal permits, and other permits, licenses and approvals from governmental authorities authorizing operations at US Salt’s facility. These permits are typically issued at the discretion of the relevant governmental authority and require periodic and timely renewal in the ordinary course of business. Changes in legislation, standards or enforcement — at federal, state or local levels — may result in permit modifications mandating additional controls, abatement equipment, monitoring, reporting or operational modifications, including for air emissions, wastewater, stormwater and waste management. Enhanced stormwater management requirements at third-party warehouses could increase US Salt’s distribution costs or limit depot availability. A decision by a governmental agency to revoke, substantially modify, deny or delay renewal of or apply conditions to an existing permit, license or approval could have a material adverse effect on US Salt’s ability to continue operations at US Salt’s single salt production facility, increase compliance costs and result in significant costs.

Expansion of US Salt’s existing operations or production capacity, or preservation of existing rights in some cases, is also predicated upon securing any necessary permits, licenses and approvals.

Unanticipated litigation or investigations, or negative developments in pending litigation or investigations or with respect to other contingencies, could adversely affect US Salt.

US Salt may in the future become subject to litigation, arbitration or other legal proceedings with other parties. Any claim that is successfully asserted against US Salt in legal proceedings that could be brought against US Salt in the future, may adversely affect US Salt’s financial condition, results of operations or prospects.

US Salt is subject to Environmental, Health and Safety laws and regulations which could become more stringent and adversely affect US Salt’s business.

US Salt’s operations are subject to an evolving set of federal, state, and local Environmental, Health and Safety laws and regulations. New or proposed Environmental, Health and Safety regulatory programs, as well as future interpretations and enforcement of existing Environmental, Health and Safety laws and regulations, could result in the assessment of fines or penalties, may require modification to US Salt’s facility, require substantial increases in equipment and operating costs, or subject US Salt to adverse decisions regarding the renewal or modification of air emission, underground injection, wastewater discharge, and other environmental permits that are essential for the operation of its single facility, resulting in interruptions, modifications or a termination of operations.

US Salt could incur significant environmental liabilities with respect to US Salt’s current facility, adjacent or nearby third-party facilities or off-site disposal locations.

Risks of environmental liabilities is inherent in US Salt’s operations. The use, handling, disposal and remediation of hazardous substances currently or formerly used by US Salt, or the liabilities arising from past releases of, or exposure to, hazardous substances may result in future expenditures that could materially and adversely affect US Salt’s financial results, cash flows or financial condition. US Salt’s facility is also subject to laws and regulations which require US Salt to monitor and detect potential environmental hazards and damages. US Salt’s procedures and controls may not be sufficient to timely identify and protect against potential environmental damages and related costs.

Groundwater samples historically collected at US Salt’s facility identified chloride at concentrations above standards established by NYSDEC. This data was initially reported to NYSDEC several decades ago. While NYSDEC has not required that US Salt further investigate or take other action in response to these conditions, it could do so in the future and any required mitigation efforts could have a material adverse effect on US Salt’s business, results of operations and financial condition.

US Salt records accruals for contingent environmental liabilities when US Salt believes it is probable that US Salt will be responsible, in whole or in part, for environmental investigation, asset retirement obligation or remediation activities and the expenditures for these activities are reasonably estimable. However, the extent and costs of any environmental investigation, asset retirement obligation or remediation activities are inherently uncertain and difficult to estimate and could exceed US Salt’s expectations, which could materially affect US Salt’s financial condition and operating results.

Compliance with import and export requirements, the Foreign Corrupt Practices Act and other applicable anti-corruption laws may increase the cost of doing business.

US Salt’s operations and activities inside and outside the U.S., as well as the shipment of US Salt’s products across international borders, require US Salt to comply with a number of federal, state, local and foreign laws and regulations, which are complex and increase US Salt’s cost of doing business. These laws and regulations include import and export requirements, economic sanctions laws, customs laws, tax laws and anti-corruption laws, such as the Foreign Corrupt Practices Act, as well as the Canadian Corruption of Foreign Public Officials Act despite US Salt’s sales to Canada and Mexico accounting for less than 5% of total revenue. US Salt cannot predict how these or other laws or their interpretation, administration and enforcement will change over time. There can be no assurance that US Salt’s employees, contractors, agents, distributors, customers, payment parties or third parties working on US Salt’s behalf will not take actions in violation of these laws. Any violations of these laws could subject US Salt to civil or criminal penalties, including fines or prohibitions on US Salt’s ability to offer US Salt’s products in one or more countries, debarment from government contracts (and termination of existing contracts) and could also materially damage US Salt’s reputation, brand, international expansion efforts, business and operating results. In addition, changes to trade or anticorruption laws and regulations could affect US Salt’s operating practices or impose liability on US Salt in a manner that could materially and adversely affect US Salt’s business, financial condition and results of operations.

US Salt is subject to costs and risk associated with a complex regulatory, compliance and legal environment, and US Salt may be adversely affected by changes in laws, industry standards and regulatory requirements.

US Salt’s global business is subject to complex requirements of federal, state, local and foreign laws, regulations, treaties and regulatory authorities as well as industry standard-setting authorities. These requirements are subject to change. Changes in the standards and requirements imposed by these laws, regulations, treaties and authorities or adoption of any new laws, regulations or treaties could negatively affect US Salt’s ability to serve US Salt’s customers or US Salt’s business. In the event that US Salt is unable to meet any existing, new or modified standards when adopted, US Salt’s business could be adversely affected. Some of the federal, state, local and foreign laws and regulations that affect US Salt include those relating to Environmental, Health and Safety matters; taxes; antitrust and anti-competition laws; data protection and privacy; advertisement and marketing; labor and employment; import, export and anti-corruption; product liability; U.S. Food and Drug Administration (“FDA”) Current Good Manufacturing Practices and import and export requirements for food and pharmaceutical products; export requirements in jurisdictions outside of the United States where US Salt markets its food and pharmaceutical grade products; facility registrations; product registrations and labeling requirements; and intellectual property. US Salt could be adversely affected by the adoption of global minimum taxes as countries implement the Organization for Economic Co-operation and Development’s Pillar II regime.

Certain U.S. states have either enacted or proposed legislation that would provide a preference for their agencies or municipalities to use salt mined in the U.S., their home state or selected states. If such legislation is adopted, it could adversely impact the amount of salt sales contracts awarded to US Salt for salt supplied from US Salt’s Watkins Glen mine in New York.

US Salt may face significant product liability claims and product recalls, which could harm US Salt’s business and reputation.

US Salt supplies food-grade and USP sodium chloride for human consumption and pharmaceutical, medical and dialysis applications, where quality, safety, purity and traceability standards are exacting. US Salt also supplies high-purity salt for industrial, textile and dye applications and water conditioning products. Quality deviations, foreign material contamination, mislabeling, adulteration, or failure to meet specifications or certifications could result in rejections, recalls, regulatory actions, customer claims, reputational damage and loss of business. US Salt faces exposure to product liability and other claims if US Salt’s products cause harm, are alleged to have caused harm or have the potential to cause harm to consumers or their property. In addition, US Salt’s products or products manufactured by US Salt’s customers using US Salt’s products could be subject to a product recall as a result of product contamination, US Salt’s failure to meet product specifications or other causes. Claims associated with downstream products that incorporate US Salt’s salt, particularly food items or medical applications, could subject US Salt to product liability claims or indemnity obligations. For example, US Salt’s customers use US Salt’s food-grade salt products in food items they produce, such as cheese and bread, which could be subject to a product recall if US Salt’s products are contaminated or adulterated.

A product recall due to contamination, other adulteration, or mislabeling of salt products that US Salt provided could result in significant losses due to the costs of a recall, the destruction of product inventory and production delays to investigate, identify, and address the underlying cause of the recall. US Salt could be held liable for costs related to US Salt’s customers’ product recall if US Salt’s products cause the recall or other product liability claims if US Salt’s products cause harm to US Salt’s customers or their property. Additionally, a significant product liability case, product recall or failure to meet product specifications could result in adverse publicity, harm to US Salt’s brand and reputation and significant costs, which could have a material adverse effect on US Salt’s business and financial performance. Even with quality systems and certifications, US Salt may face costs and liabilities in excess of insurance coverage or retention levels.

US Salt’s intellectual property may be misappropriated or subject to claims of infringement.

Intellectual property rights, including patents, trademarks, and trade secrets, are a valuable aspect of US Salt’s business. US Salt attempts to protect US Salt’s intellectual property rights primarily through a combination of patent, trademark, and trade secret protection. The patent rights that US Salt obtains may not provide meaningful protection to prevent others from selling competitive products or using similar production processes. Pending patent applications may not result in an issued patent. If US Salt does receive an issued patent, US Salt cannot guarantee that US Salt’s patent rights will not be challenged, invalidated, circumvented, or rendered unenforceable.

Although US Salt occasionally enters into confidentiality agreements with US Salt’s employees, third-party consultants and advisors to protect US Salt’s trade secrets, US Salt cannot guarantee that these agreements provide meaningful protection or that adequate remedies will be available in the event of an unauthorized use or disclosure of US Salt’s trade secrets.

US Salt’s brand names and the goodwill associated therewith are an important part of US Salt’s business. US Salt seeks to register US Salt’s brand names as trademarks where it makes business sense. US Salt’s trademark registrations may not prevent US Salt’s competitors from using similar brand names. Many of US Salt’s brand names are registered as trademarks in the U.S. and in Canada. The laws in certain foreign countries in which US Salt may do business do not protect trademark rights to the same extent as U.S. law. As a result, these factors could weaken US Salt’s competitive advantage with respect to US Salt’s products, services and brands in foreign jurisdictions, which could adversely affect US Salt’s financial performance.

US Salt’s intellectual property rights may not be upheld if challenged. Such claims, if proven, could materially and adversely affect US Salt’s business and may lead to the impairment of the amounts recorded for goodwill and other intangible assets. If US Salt is unable to maintain the proprietary nature of US Salt’s technologies, US Salt may lose any competitive advantage provided by US Salt’s intellectual property. In addition, although any such claims may ultimately prove to be without merit, the necessary management attention to and legal costs associated with defending US Salt’s intellectual property rights could be significant.

Strategic and Other Business Risks

US Salt may not successfully implement its strategies.

US Salt’s success depends, to a significant extent, on successful implementation of US Salt’s business strategies, including US Salt’s cost savings initiatives and continuous improvement initiatives. US Salt cannot assure that US Salt will be able to successfully implement US Salt’s strategies or, if successfully implemented, US Salt may not realize the expected benefits of US Salt’s strategies.

Although US Salt makes investments in product innovation, US Salt cannot be certain that US Salt will be able to develop, obtain or successfully implement new products or technologies on a timely basis or that they will be well-received by US Salt’s customers. Moreover, US Salt’s investments in new products and technologies involve certain risks and uncertainties and could disrupt US Salt’s ongoing business. New investments may not generate sufficient revenue, may incur unanticipated liabilities and may divert US Salt’s limited resources and distract management from US Salt’s current operations. US Salt cannot be certain that US Salt’s ongoing investments in new products and technologies will be successful, will meet US Salt’s expectations and will not adversely affect US Salt’s reputation, financial condition and operating results.

US Salt’s business is dependent upon personnel, including highly skilled personnel. A labor shortage or the loss of key personnel may have a material adverse effect on US Salt’s performance.

US Salt’s business is dependent on US Salt’s ability to attract, develop and retain skilled production, maintenance, quality and logistics personnel. US Salt may encounter difficulty recruiting sufficient numbers of personnel at acceptable wage and benefit levels due to the competitive labor market for skilled workers. If US Salt is unable to attract, develop and retain the personnel necessary for the efficient operation of US Salt’s business, this could result in higher costs and decreased productivity and efficiency, which may have a material adverse effect on US Salt’s performance.

US Salt’s business is also dependent on the ability to attract, develop and retain highly skilled personnel. An inability to attract, develop and retain personnel with the necessary skills and experience could result in decreased productivity and efficiency, higher costs, the use of less-qualified personnel and reputational harm, which may have a material adverse effect on US Salt’s performance.

To help attract, retain and motivate qualified personnel, US Salt uses stock-based incentive awards. If the value of these stock awards does not appreciate, performance conditions in these awards are not met or if the stock-based compensation otherwise ceases to be viewed as a valuable benefit, US Salt’s ability to attract, retain and motivate personnel could be weakened, which could harm US Salt’s business.

The loss of certain key employees could result in the loss of vital institutional knowledge, experience and expertise, damage critical customer relationships and impact US Salt’s ability to successfully operate US Salt’s business and execute US Salt’s business strategy. US Salt may not be able to find qualified replacements for these key positions and the integration of replacements may be disruptive to US Salt’s business. In addition, the loss of US Salt’s key employees who have in-depth knowledge of US Salt’s mining, manufacturing, engineering or research and development processes could lead to increased competition to the extent that those employees are hired by a competitor and are able to recreate US Salt’s processes or share US Salt’s confidential information.

If US Salt’s computer systems, information technology or operations technology are disrupted or compromised, US Salt’s ability to conduct US Salt’s business will be adversely impacted.

US Salt relies on computer systems, information technology and operations technology to conduct US Salt’s business, including cash management, order entry, invoicing, plant operations, vendor payments, employee salaries and recordkeeping, inventory and asset management, shipping of products, and communication with employees and customers. US Salt also uses US Salt’s systems to analyze and communicate US Salt’s operating results and other data to internal and external recipients. While US Salt maintains some of US Salt’s critical computer and information technology systems, US Salt is also dependent on third parties to provide important computer and information technology services. Cybersecurity incidents, ransomware attacks, phishing, third-party system compromises, and other data security events could disrupt operations, delay shipments, compromise confidential or personal information, trigger legal and regulatory obligations, and result in material costs. US Salt continues to make updates and improvements to US Salt’s enterprise resource planning system, network and other core applications, which could impact substantially all of US Salt’s key processes. Any implementation issues could have adverse effects on US Salt’s ability to properly capture, process and report financial transactions, distribute US Salt’s products, invoice and collect from US Salt’s customers and pay US Salt’s vendors and could lead to increased expenditures or operational disruptions.

US Salt is susceptible to cyber-attacks, computer viruses and other technological disruptions, which generally continue to increase due to evolving threats and US Salt’s expanding information technology footprint. US Salt has experienced attempts by unauthorized agents to gain access to US Salt’s computer systems through the internet, e-mail and other access points. To date, none have resulted in any material adverse impact to US Salt’s business or operations. While US Salt has programs, policies and procedures in place to identify, prevent and detect any unauthorized access, this does not guarantee that US Salt will be able to detect or prevent unauthorized access to US Salt’s computer systems. In addition, remote work arrangements for US Salt’s employees could strain US Salt’s technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and other social engineering attempts. These risks may in the future impact the third parties on which US Salt relies, and security measures employed by these third parties may also prove to be ineffective at countering threats.

A material failure or interruption of access to US Salt’s computer systems for an extended period of time or the loss of confidential or proprietary data could adversely affect US Salt’s operations, reputation and regulatory compliance. While US Salt has mitigation and data recovery plans in place, it is possible that significant expenditures, capital investments and time may be required to correct any of these issues. Additional capital investment and expenditures needed to address, prevent, correct or respond to any of these issues may negatively impact US Salt’s business, financial condition and results of operations.

Climate change and related laws and regulations could adversely affect US Salt.

The potential impact of climate change on US Salt’s resources and operations remains uncertain. Scientists have proposed that the impacts of climate change could include changes in rainfall patterns, water shortages, changing sea levels, changes to the water levels of lakes and other bodies of water, changing storm patterns and intensities and changing temperature levels. Climate change could also lead to disruptions in the production or distribution of US Salt’s products due to major storm events or prolonged adverse conditions, changing temperature levels, lake or river level fluctuations or flooding from sea level changes.

In addition, legislative and regulatory measures to address climate change and greenhouse gas emissions (including carbon or emissions taxes) have been enacted and are also in various phases of consideration at both the state and federal level, as well as internationally. These measures could restrict US Salt’s operations, require US Salt to make capital expenditures to be compliant with these initiatives, increase US Salt’s costs, impact US Salt’s ability to compete or negatively impact efforts to obtain permits, licenses and other approvals for existing and new facilities. These measures could also result in increased cost of fuel and other consumables used in US Salt’s operations or in transporting US Salt’s products. US Salt’s inability to timely respond to the risks posed by climate change and the costs of compliance with climate change laws and regulations could have a material impact on US Salt.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Our Company recognizes the importance of maintaining the safety and security of our critical systems, information, and broader information technology environment. We have developed a comprehensive cyber, data governance, and privacy program intended to (i) protect the confidentiality, integrity, and availability of our information systems and data, and (ii) assess, identify, and manage material risks associated with cybersecurity threats. Our cybersecurity program is consistent with the National Institute of Standards and Technology ("NIST") Cybersecurity Framework ("CSF") 2.0, incorporating the core functions of governance, identification, protection, detection, response, and recovery as an integrated approach to cybersecurity risk management supporting enterprise-wide risk management objectives.

Since the acquisition of US Salt, our Company has initiated various cybersecurity, governance, and privacy assessments, focused on operational continuity and managing the new industry risk landscape. As we integrate US Salt into our cyber, data governance, and privacy program, we will continue to adhere to our Company's integrated approach to cybersecurity risk management, while also focusing on those threats specific to US Salt and the mining and manufacturing sectors.

In order to protect Company data and any other data we manage or handle, we have adopted a number of safeguards and security measures. For example, we have implemented software-as-a-service firewalls, endpoint protection, detection and response solutions, intrusion detection systems, access controls including multi-factor authentication, vulnerability scanning, email security and threat protection, data loss prevention, device management and remote wipe capabilities, software static analysis, dynamic analysis, cloud monitoring and threat analytics, third-party independent business continuity testing, and independent third-party control audits. In addition, we have implemented several policies and programs to improve compliance and reduce risk, ensure appropriate responses in the event of an incident, and reduce the cost and scope of an incident should it occur, including:

•
a robust Incident Response Policy (“IRP”),
•
an Information Technology and Information Security Policy (“IT & IS Policy”),
•
a data governance program to oversee our Records Retention Policy,
•
a Data Governance Working Group comprised of legal, finance, human resources, and third-party privacy and data governance consultants to review policies, programs, and data governance, and make reports and recommendations to management and the Board,
•
mandatory cyber and information security training for all employees, and
•
cybersecurity insurance designed to reduce the risk of loss resulting from cybersecurity incidents

Our IRP, in conjunction with the IT & IS Policy, is designed to equip our employees and managers with the necessary tools to detect, respond to, and ultimately prevent cybersecurity incidents. It contains detailed processes and procedures to assist employees in managing cybersecurity incidents when they happen, including techniques for detecting and identifying suspicious activity in our data environment, response and escalation protocols to defend against intrusions and contain any potential data leakage, enhanced forensic evidence preservation procedures aligned with NIST guidance for system state and cloud environment preservation, data preservation measures to ensure data integrity going forward, and remediation steps to diagnose root causes and secure gaps to prevent future attacks.

The Incident Response Team (“IRT”) coordinates and aligns key resources and team members during a security incident to minimize impact, restore operations as quickly as possible, and assess and fulfill the Company’s legal and contractual obligations. The IRT is also responsible for centrally managing internal and external communications to ensure that disclosures are accurate and complete. The IRT is led by our Chief Compliance Officer, legal team, and Cybersecurity Response Leader, and is supported by a multi-tier team comprised of key stakeholders across the business including finance, HR, our dedicated IT managed service provider, and other external response partners, including cybersecurity consultants, cybersecurity insurance providers, and outside legal counsel. The IRT and external response partners operate under the supervision of our executive management team with oversight from the Audit Committee of our Board.

Finally, the IRP is also supported by a full curriculum of training for employees that is drafted and administered under the supervision of our Chief Compliance Officer. Importantly, these training sessions include several modules and quizzes for both technical and non-technical employees to assist our employees in comprehensively understanding the importance of data security to our stakeholders and our business and the various ways they can promote a security environment throughout our company. We conduct monthly phishing simulations and quarterly targeted campaigns, with annual cybersecurity training required for all personnel.

Risk Management and Strategy

Incident Response Lifecycle - Assessing and Responding to Cyber Incidents

Our IRP sets forth the Company’s process for assessing cyber threats. The IRP serves as the incident response plan to effectively manage, mitigate, and contain the risk of a security incident or data breach and it applies to all ContextLogic personnel, including employees, contractors, consultants, and any other individuals acting for or on behalf of the Company. The IRP incident response lifecycle is comprised of four phases: (1) Preparation, (2) Detection and Analysis, (3) Incident Response, Investigation, and Notification, and (4) Post-Incident Analysis and Lessons Learned.

The preparation phase of our IRP includes maintaining protective measures to minimize the likelihood and impact of a security incident, regularly reviewing and updating our policies and procedures to maintain alignment with industry standards and guidance, and periodic training of all Company personnel on information security, data privacy, and the procedures for reporting suspected incidents.

The detection and analysis phase addresses the responsibility of Company personnel to notify our IRT Leader and IT managed service provider upon noticing, suspecting, or being notified of any actual or suspected security incident, which will prompt our IT provider to perform an initial investigation of the issue and determine whether the event is a security incident and whether the Cybersecurity Response Leader needs to be notified.

The incident response, investigation, and notification phase of our IRP addresses the distinct but simultaneous workstreams that occur internally once an event has been determined to be a security incident. This includes technical response such as forensic evidence collection and preservation, following NIST-guided procedures, threat containment and eradication, and system and data restoration. Additionally, incident investigation efforts begin to determine the scope and severity of the security incident with legal and finance stakeholders. If appropriate, further measures are taken to comply with disclosure obligations as required by governance guidelines, committee charters, and applicable laws and contracts. We maintain comprehensive tracking systems for technical response activities, partner engagement, and legal notification timelines to ensure regulatory compliance.

The post-incident analysis phase includes evaluating the internal security policies, preparedness, posture, and technical environment, allowing the Company to conduct a holistic assessment and identify and remediate shortcomings and gaps.

Evaluation

As part of our IRP, we conduct regular testing to ensure that the IRP is functional and effective. Tests may include tabletop exercises, verbal walkthroughs with relevant stakeholders, or responses to actual security incidents. We conduct annual tabletop exercises with external cybersecurity partners to stress test our incident response plans and assess team coordination. Our most recent exercise was conducted in the fourth quarter of 2025 with our cybersecurity insurance carrier, simulating a sophisticated ransomware attack. This exercise validated the effectiveness of our response protocols and identified improvement areas that were implemented within 30 days.

We also engage third-party services from time to time to conduct evaluations of our security controls, including the IRP, whether through business continuity testing, vulnerability assessments performed semi-annually, or consulting on best practices to address new challenges and risks. Security patches on business applications and security software are updated at least monthly, with critical patches applied upon release.

Data Protection and Backup Ecosystem

We maintain a three-tier backup strategy for critical Company data to ensure data availability and resilience: primary backup through Microsoft 365 Cloud Backup for Exchange, OneDrive, and SharePoint; secondary backup through a cloud-based SaaS data protection platform with AES-256 bit encryption; and tertiary backup using network-attached storage with backup software providing physical redundancy.

Supply Chain and Third-Party Risk Management

Consistent with NIST CSF 2.0 guidance, we implement supply chain cybersecurity risk management through comprehensive vendor risk assessments for all technology vendors, annual security reviews for critical vendors and those of financial significance pursuant to Sarbanes-Oxley requirements, contractual requirements for cybersecurity standards compliance, and incident notification requirements defined in vendor agreements. We verify software integrity through cryptographic signatures and impose secure development lifecycle requirements for custom software vendors.

Artificial Intelligence Considerations

We recognize that artificial intelligence ("AI") technologies present both opportunities and risks in the cybersecurity landscape. AI and machine learning capabilities may enhance both the ability of companies to defend against cybersecurity threats and the capacity of threat actors to launch sophisticated attacks, including through AI-enabled phishing attempts, automated vulnerability scanning, and generation of malicious code. Our risk assessment processes include evaluation of AI-related cybersecurity risks, and our vendor risk management program includes comprehensive security and compliance assessments of any AI tools being considered for business use. We assess AI tools for data protection capabilities, contractual safeguards, audit rights, and suitability for handling confidential information. Our IT&IS Policy addresses the use of AI tools and requires that data input into these tools adhere to Company policies, with any unauthorized data input without express written approval strictly prohibited.

Risk Assessment and Program Updates

Recognizing the evolving nature of cybersecurity threats, including those related to emerging technologies such as AI, we conduct comprehensive data and system security risk assessments at least annually, with more frequent assessments for new technologies and high-risk scenarios. Our risk assessment process covers identification of cybersecurity governance risks, protection of Company networks and information, risks associated with fund transfer requests, vendor and third-party risks including AI tool providers, and detection of unauthorized activity. Following each assessment, we implement necessary action items, identify and remediate areas of high risk, ensure previously identified high-risk areas are addressed, and integrate changes into our policies and procedures.

Board and Management Oversight

The Company's management is involved in overseeing our cyber, data governance, and privacy program as members of our Data Governance Working Group, and assessing security incidents with the IRT to the extent discussed in the IRP above. The Board and Audit Committee actively oversee our enterprise risk management, including cybersecurity risks, and are notified and updated on any security incidents on a regular basis. The Audit Committee is responsible for overseeing our cyber, data governance, and privacy program and receives regular updates from management and the IRT leader about the Company's ongoing compliance and risk management, and reports to the Board regularly. The Audit Committee receives quarterly reports on cybersecurity metrics, risk posture, incident response activities, and program updates.

Our Chief Compliance Officer leads our overall cybersecurity governance and compliance efforts, coordinates incident response activities, oversees policy development and updates, and serves as the primary liaison between management, the Board, and external response partners.

Cybersecurity Threat Disclosure

To date, we are not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect us.

Item 2. Properties.

Our corporate headquarters is a virtual office in Oakland, California.

Item 3. Legal Proceedings.

The information set forth under the heading “Legal Contingencies and Proceedings” within Item 8, "Financial Statements and Supplementary Data, Note 6. Commitments and Contingencies", in Part II of this Report, is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price of Our Common Stock

Our common stock is listed on the OTCQB Venture Market under the symbol “LOGC”.

Holders of Record

As of December 31, 2025, we had 42 holders of record of our common stock. Because many of our shares of common stock are held in street name by brokers and other nominees on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these holders of record.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our Board, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that our Board may deem relevant.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2026 annual meeting of stockholders, which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2025.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements including statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, new or planned features or services, management strategies or timing and other expectations regarding our business). You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Item 1A: Risk Factors” of this Annual Report on Form 10-K, as well as in our consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the SEC. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the special note regarding forward-looking statements, consolidated financial statements and the related notes included in this report.

Financial Results for the Year Ended December 31, 2025

•
Total operating expenses were $31 million, including stock-based compensation expense of $11 million.
•
Loss from operations was $31 million.
•
Total interest income was $8 million.
•
Net loss attributable to common stockholders was $29 million.
•
Cash and cash equivalents and marketable securities were $218 million.

As of December 31, 2025, we had an accumulated deficit of $3.4 billion. We expect to start earning operating profits following the completion of the US Salt Acquisition.

US Salt Acquisition

We have been searching for bolt-on acquisitions of assets or businesses complementary to our operation in order to support our publicly-traded business ownership platform established to own a collection of niche, competitively advantaged, long-duration businesses.

On December 8, 2025, we entered into a Purchase Agreement, as amended from time to time, with CLI LLC, Holdings, the Management Aggregator, the Seller Parties and the Sellers Representative.

Pursuant to the US Salt Acquisition, we agreed to commence our Rights Offering to distribute to the holders of ContextLogic common stock subscription rights to purchase up to an aggregate of 14,375 thousand shares of ContextLogic common stock. Each subscription right entitled the holder to purchase 0.53486 shares of ContextLogic common stock at an exercise price of $8.00 per share. The Rights Offering was conducted in connection with the US Salt Acquisition to assist the Company in financing a portion of the cash purchase price for the US Salt Acquisition The subscription rights expired at 5:00 p.m. in New York City on February 20, 2026 and the Rights Offering closed on February 25, 2026.

Subscribers in the Rights Offering exercised rights to purchase an aggregate of 429 thousand shares of ContextLogic common stock, and the gross proceeds we received from subscribers in the Rights Offering was approximately $3 million.

Simultaneously with entering into and as contemplated by the Purchase Agreement, and in order to facilitate the US Salt Acquisition, given the Rights Offering was not fully subscribed at the expiration of the Rights Offering period, (i) BCP purchased approximately 11,156 thousand Preferred Unit from Holdings at a price of $8.00 per Preferred Unit for an aggregate amount of $89 million and (ii) each of ACP I and ACP II purchased approximately 190 thousand and 2,599 thousand shares of ContextLogic common stock, respectively, from us at a price of $8.00 per share of ContextLogic common stock, for aggregate amounts of (a) $2 million for ACP I and (b) $21 million for ACP II.

The gross proceeds received by us from the Backstop Agreements were approximately $112 million. The total expected proceeds from the Rights Offering and the Backstop Agreements was $115 million. All securities issued in satisfaction of the Backstop Agreements were issued in a transaction pursuant to Section 4(a)(2) of the Securities Act.

Additionally, pursuant to the Purchase Agreement, we entered into the Credit Agreement, providing for the Initial Term Loan of $215 million and the Revolving Loans of $25 million.

Upon consummation of the Transactions on the Closing Date, we acquired US Salt and its subsidiaries, including US Salt’s salt production and manufacturing business, and we hold substantially all of the assets and business of US Salt.

We and Holdings acquired US Salt for a purchase price of approximately $908 million subject to customary adjustments, including for cash, debt, and net working capital, which was comprised of approximately $583 million in cash consideration (including, among other sources, the use of approximately $213 million in net borrowing proceeds from the Initial Term Loans and approximately $115 million in proceeds from the Rights Offering and Backstop Agreements) and approximately $325 million in equity rollover consideration. At the closing, $3 million was placed into the Escrow Fund to satisfy the escrow obligations set forth under the Purchase Agreement and the Escrow Agreement.

Reorganization

On July 24, 2025, our stockholders approved, and, on August 7, 2025, we completed, a reorganization under Section 251 of the Delaware General Corporation Law. Under the Reorganization, ContextLogic Inc. became a wholly owned subsidiary of ContextLogic Holdings Inc. and (i) each outstanding share of Class A common stock of ContextLogic Inc. was exchanged for one share of common stock of ContextLogic Holdings Inc., (ii) each option to purchase shares of common stock of ContextLogic Inc. was assumed by ContextLogic Holdings Inc. and became exercisable for an equivalent number of shares of common stock of ContextLogic Holdings Inc. and (iii) each restricted stock unit to be settled in shares of common stock of ContextLogic Inc. was assumed by ContextLogic Holdings Inc. and remains subject to the same terms and conditions as were applicable to such restricted stock unit award, but was converted into an award with respect to the same number of shares of common stock of ContextLogic Holdings Inc. Each of our shares of common stock is subject to certain transfer restrictions that prohibit transfers having the effect of increasing the ownership of our stock by (i) any person from less than 4.9% to 4.9% or more or (ii) any person owning or deemed to own 4.9% or more of our stock. In conjunction with the Reorganization, ContextLogic Inc. was converted into a Delaware limited liability company named ContextLogic LLC. ContextLogic Holdings Inc. succeeds as the reporting entity under Exchange Act Rule 12g-3(a) and is trading under the OTCQB Venture Market with the ticker “LOGC.”

The Reorganization was accounted for as a common-control transaction under Accounting Standards Codification 805-50, and historical carrying amounts were maintained in the consolidated financial statements. The Reorganization will preserve our approximately $2.9 billion in NOLs by implementing transfer restrictions at the holding-company level to prevent an "ownership change" under Internal Revenue Code Section 382, while enhancing structural flexibility for future acquisitions. Transaction costs of approximately $2 million were expensed as incurred.

Asset Purchase Agreement with Qoo10

Our Board initiated a process to explore a range of strategic alternatives to maximize value for Company’s shareholders starting in the fourth quarter of 2023.

On February 10, 2024, we entered into the Asset Purchase Agreement with Qoo10 pursuant to which we agreed to sell substantially all of our assets to Qoo10, other than (i) our NOLs and certain other tax attributes, (ii) our marketable securities and (iii) certain of our cash and cash equivalents. As consideration for the Asset Sale, Qoo10 agreed to acquire those assets and assume substantially all of our liabilities as specified in the Asset Purchase Agreement.

On April 18, 2024, the holders of a majority of the outstanding shares of our common stock voted to approve the Asset Sale. Pursuant to such vote and satisfaction of other customary closing conditions, the Asset Sale closed on April 19, 2024. Prior to the Asset Sale, we owned and operated the Wish platform. The Wish platform generated revenue for us from the marketplace and logistics services provided to merchants. As a result of the Asset Sale, the Wish platform and all related operating assets were sold to the Buyer.

The financial results presented in this Annual Report on Form 10-K reflect the Asset Sale as it was completed on April 19, 2024. Accordingly, the consolidated financial statements and the narrative description of the Company’s business, assets, liabilities and risks contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the pre-Asset Sale operations up to April 19, 2024, the results of the Asset Sale, and the post-Asset Sale activities since April 19, 2024. See Part I, Item 1. “Business—Asset Sale” for further discussion of the Asset Purchase Agreement.

Key Financial Metrics

Components of Results of Operations

Since the consummation of the Asset Sale on April 19, 2024, we no longer earn operating revenue or incur related cost associated with the prior marketplace and logistics operations. We incurred administrative costs in the course of overseeing and curating the remaining assets and preparing for the US Salt Acquisition.

Revenue (Prior to Asset Sale)

Prior to the Asset Sale, our revenue consisted of marketplace and logistics revenue.

Marketplace revenue

We provided a mix of marketplace services to our customers. We provided merchants access to our marketplace where merchants display and sell their products to users. We also provided ProductBoost services to help merchants promote their products within our marketplace.

Marketplace revenue included commission fees collected in connection with user purchases of the merchants’ products. The commission fees varied depending on factors such as geography, product category, Wish Standards' tier and item value. We recognized revenue when a user’s order was processed and the related order information was made available to the merchant. Commission fees were recognized net of estimated refunds and chargebacks. Marketplace revenue also included ProductBoost revenue generated by increasing exposure for a merchant’s relevant products within our marketplace. We recognized ProductBoost revenue based on the number of impressions delivered, or clicks by users.

Logistics revenue

Our logistics offering for merchants was designed for direct end-to-end single order shipment from a merchant’s location to the user. Logistics services included transportation and delivery of the merchant’s products to the user. Merchants were required to prepay for logistics services on a per order basis.

We recognized revenue over time as the merchant simultaneously received and consumed the logistics services benefit as the logistics services were performed. We used an output method of progress based on days in transit as it best depicted the Company’s progress toward complete satisfaction of the performance obligation.

Cost of Revenue and Operating Expenses (Prior to Asset Sale)

Cost of revenue

Prior to the Asset Sale, cost of revenue included colocation and data center charges, interchange and other fees for credit card processing services, fraud and chargeback prevention service charges, costs of refunds and chargebacks made to our users that we were not able to collect from our merchants, depreciation and amortization of property and equipment, shipping charges, tracking and logistics costs, warehouse fees, and employee-related costs, including salaries, benefits, and stock-based compensation expense for our infrastructure, merchant support, and logistics personnel. Cost of revenue also included an allocation of general IT and facilities overhead expenses.

Sales and marketing

Prior to the Asset Sale, our sales and marketing expenses were primarily driven by the cost of acquiring and engaging users by targeting social media and search engine digital advertisements, outsourced user support services, sponsorships and local marketing campaigns. Other drivers consisted of employee-related costs, including salaries, benefits, and stock-based compensation, for our employees involved in marketing, user support, and business development functions. Sales and marketing spend also included an allocation of general IT and facilities overhead expenses as well as business development expenses for attracting merchants and conducting ongoing merchant education.

Product development

Prior to the Asset Sale, our product development expenses consisted primarily of employee-related costs, including salaries, benefits, and stock-based compensation for our engineers and other employees involved in product development activities. Product development costs were expensed as incurred. Product development costs also included the cost of IT and outside services used by the product development team as well as an allocation of general IT and facilities overhead expenses.

Operating Expenses

General and administrative

Our general and administrative expenses consist primarily of employee-related costs, including salaries, benefits, and stock-based compensation, and expenses incurred for the evaluation and pursuit of strategic alternatives such as the Reorganization and Acquisition. General and administrative expenses also include outside consulting, legal, tax, and accounting services, and facilities and other supporting overhead costs.

Interest and Other Income, net

Interest and other income, net consists primarily of interest income earned on our cash and cash equivalents and marketable securities.

Income Tax

Prior to the Asset Sale, income taxes consist primarily of income taxes in certain foreign jurisdictions in which we conduct business.

Results of Operations

The following tables show our results of operations for the periods presented and express the relationship of certain line items as a percentage of revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2025	2024
	(in millions)
Revenue	$—	$43
Cost of revenue	—	36
Gross profit	—	7
Operating expenses:
Sales and marketing(1)	—	18
Product development(1)	—	26
General and administrative(1)	31	42
Total operating expenses	31	86
Loss from operations	(31)	(79)
Other income, net
Interest and other income, net	8	6
Gain on Asset Sale	—	4
Loss before provision for income taxes	(23)	(69)
Provision for income taxes	—	6
Net loss	(23)	(75)
Adjustments attributable to redeemable non-controlling interest	(7)	—
Net loss attributable to redeemable non-controlling interest	1	—
Net loss attributable to common stockholders	$(29)	$(75)

(1) Includes stock-based compensation expense as follows:

	Year Ended
	December 31,
	2025	2024
	(in millions)
Sales and marketing	$—	$1
Product development	—	6
General and administrative	11	5
Total stock-based compensation	$11	$12

Comparison of the Years Ended December 31, 2025 and 2024

Revenue

	Year Ended December 31,		Change
	2025	2024	$	%
	($ in millions)
Core marketplace revenue	$—	$13	$(13)	(100)%
ProductBoost revenue	—	4	(4)	(100)%
Marketplace revenue	—	17	(17)	(100)%
Logistics revenue	—	26	(26)	(100)%
Revenue	$—	$43	$(43)	(100)%

Revenue decreased $43 million, or 100%, to zero for the year ended December 31, 2025 as compared to $43 million for the year ended December 31, 2024. This decrease was attributable to the consummation of the Asset Sale in the prior year. As such, the comparable periods for the year ended December 31, 2025 have none of the previous marketplace and logistics operations.

Cost of Revenue and Gross Margin

	Year Ended December 31,		Change
	2025	2024	$	%
	($ in millions)
Cost of revenue	$—	$36	$(36)	(100)%
Gross Margin	—	16%

Cost of revenue decreased $36 million, or 100%, to zero for the year ended December 31, 2025, as compared to $36 million for the year ended December 31, 2024. This decrease was attributable to the consummation of the Asset Sale in the prior year. As such, the comparable periods for the year ended December 31, 2025 have none of the previous marketplace and logistics operations.

Sales and Marketing

	Year Ended December 31,		Change
	2025	2024	$	%
	($ in millions)
Sales and marketing	$—	$18	$(18)	(100)%

Sales and marketing expenses decreased $18 million, or 100%, to zero for the year ended December 31, 2025, as compared to $18 million for the year ended December 31, 2024. This decrease was attributable to the consummation of the Asset Sale in the prior year. As such, the comparable periods for the year ended December 31, 2025 have none of the previous marketplace and logistics operations.

Product Development

	Year Ended December 31,		Change
	2025	2024	$	%
	($ in millions)
Product development	$—	$26	$(26)	(100)%

Product development expense decreased $26 million, or 100%, to zero for the year ended December 31, 2025, as compared to $26 million for the year ended December 31, 2024. This decrease was attributable to the consummation of the Asset Sale in the prior year. As such, the comparable periods for the year ended December 31, 2025 have none of the previous marketplace and logistics operations.

General and Administrative

	Year Ended December 31,		Change
	2025	2024	$	%
	($ in millions)
General and administrative	$31	$42	$(11)	(26)%

General and administrative expenses decreased $11 million, or 26%, to $31 million for the year ended December 31, 2025, as compared to $42 million for the year ended December 31, 2024. This decrease was primarily driven by the $27 million of eCommerce operations expenses incurred prior to the consummation of the Asset Sale in the prior year, partially offset by higher costs related to stock-based compensation and expenses related to the evaluation and pursuit of strategic alternatives in 2025.

Interest and Other Income, net

	Year Ended December 31,		Change
	2025	2024	$	%
	($ in millions)
Interest and other income, net	$8	$6	$2	33%

Interest and other income, net increased $2 million, or 33%, to $8 million for the year ended December 31, 2025, as compared to $6 million for the year ended December 31, 2024. The increase was driven by the lack of foreign exchange losses in 2025, which had previously offset $2 million of interest income earned in 2024.

Gain on Asset Sale

	Year Ended December 31,		Change
	2025	2024	$	%
	($ in millions)
Gain on Asset Sale	$—	$4	$(4)	(100)%

Gain on Asset Sale decreased $4 million, or 100%, to zero for the year ended December 31, 2025. The decrease was due to a gain associated with the Asset Sale completed in the year 2024.

Provision for Income Taxes

	Year Ended December 31,		Change
	2025	2024	$	%
	($ in millions)
Provision for income taxes	$—	$6	$(6)	(100)%

Provision for income taxes decreased $6 million, or 100%, to zero for the year ended December 31, 2025, as compared to $6 million for the year ended December 31, 2024. The 2024 provision was primarily related to withholding taxes accrued on certain intercompany dividends in the first quarter of fiscal 2024.

Liquidity and Capital Resources

As of December 31, 2025, we had cash and cash equivalents of $77 million, a majority of which were held in cash deposits and U.S. Treasury bills, and marketable securities of $141 million, which funds were held for working capital purposes. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for at least the next 12 months, though we may require additional financing or capital resources in the future.

We incurred net operating cash outflows of $16 million and $94 million in the years ended December 31, 2025 and 2024, respectively. Our material cash requirements outside our normal operating costs include $7 million in total liabilities.

Sources of Liquidity

As of December 31, 2025, we had cash and cash equivalents of $77 million and marketable securities of $141 million (consisting of government securities).

Since the consummation of the Asset Sale, we: (i) earn interest income on cash and marketable securities; (ii) have no other sources of revenue and related costs; and (iii) incur administrative costs and costs related to evaluating and pursuing strategic alternatives.

Cash Flows

	Year Ended December 31,
	2025	2024
	(in millions)
Cash provided by (used in):
Operating activities	$(16)	$(94)
Investing activities	(52)	(68)
Financing activities	72	(1)

Net Cash Used in Operating Activities

Our cash flows from operations are largely dependent on the amount of revenue we generate. Net cash provided by operating activities in each period presented has been influenced by changes in funds receivable, prepaid expenses, and other current and noncurrent assets, accounts payable, merchants payable, accrued and refund liabilities, lease liabilities, and other current and noncurrent liabilities.

Net cash used in our operating activities for the year ended December 31, 2025 was $16 million. This was primarily driven by our net loss of $23 million which was partially offset by net non-cash expenses of $5 million, consisting of $11 million in stock-based compensation expense partially offset by $6 million in net accretion on marketable securities, and $2 million of favorable changes in our operating assets and liabilities, driven by increases in accounts payable.

Net cash used in our operating activities for the year ended December 31, 2024 was $94 million. This was primarily driven by our net loss of $75 million and $25 million of unfavorable changes in our operating assets and liabilities, which was partially offset by net non-cash expenses of $6 million, consisting of $12 million in stock-based compensation expense, $4 million in net accretion on marketable securities, and a $4 million gain on Asset Sale. Unfavorable working capital movement was mainly driven by reductions in accounts payable, merchants payable and accrued and refund liabilities. Accounts payable, merchants payable, and accrued and refund liabilities decreased significantly due to the Asset Sale.

Net Cash Used in Investing Activities

Our primary investing activities have consisted of investing excess cash balances in marketable securities.

Net cash used in investing activities was $52 million for the year ended December 31, 2025. This was primarily due to $331 million in purchases of marketable securities, partially offset by $279 million in maturities of marketable securities.

Net cash used in investing activities was $68 million for the year ended December 31, 2024. This was primarily due to $168 million in purchases of marketable securities and $133 million net cash disposed from the Asset Sale, partially offset by $233 million in maturities and sales of marketable securities.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by our financing activities was $72 million for the year ended December 31, 2025, due to net proceeds from the issuance of redeemable convertible Preferred Units.

Net cash used in our financing activities was $1 million for the year ended December 31, 2024. This was due to $1 million in payments of taxes related to employee restricted stock unit ("RSU") settlements and cashless exercises of stock options.

Off Balance Sheet Arrangements

For the years ended December 31, 2025 and 2024, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe the accounting policies below involve a significant degree of assumptions and estimates, and thus have the greatest potential impact on our consolidated financial statements. For further information on all of our significant accounting policies, refer to our consolidated financial statements in Item 8 of Part II, “Financial Statements and Supplementary Data, Note 2. Summary of Significant Accounting Policies”.

Loss Contingencies

We are involved in various lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. We record a liability when we believe that it is both probable that a loss has been incurred and the amount or range can be reasonably estimated. We disclose material contingencies when we believe that a loss is not probable but reasonably possible. Significant judgment is required to determine both probability and the estimated amount. We review these provisions on an ongoing basis and adjust these provisions accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information.

The outcome of legal matters and litigation is inherently uncertain. Therefore, if one or more of these legal matters were resolved against us for amounts in excess of management’s expectations, our results of operations, and financial condition, including in a particular reporting period, could be materially adversely affected.

Redeemable Non-Controlling Interest

Redeemable non-controlling interest represents the shares of the Preferred Units issued by Holdings to BCP who has a 26.3% ownership of Holdings on an as-converted basis. The Preferred Units are redeemable upon (i) a liquidation, (ii) at BCP's option upon Holdings failing to complete an acquisition on or prior to the second anniversary of the initial closing on March 6, 2025 or (iii) at Holdings' option on or after the fifth anniversary of an acquisition event. If the interest of the minority investors were to be redeemed under this agreement, we would be required to redeem the interest based on a prescribed formula in the A&R Investment Agreement. Holdings is required to seek written consent from BCP prior to the consummation of an acquisition. As such, the redemption of the Preferred Units is outside the control of Holdings and we have classified the Preferred Units as mezzanine equity.

The balance of the redeemable non-controlling interest is reported at the greater of the initial carrying value amount adjusted for the redeemable non-controlling interest's share of earnings or losses or its estimated redemption value. The resulting changes in the estimated redemption amount are recorded with corresponding adjustments against retained earnings or, in the absence of retained earnings, additional paid-in capital. These interests are presented on the consolidated balance sheet outside of stockholders' equity under the caption "Redeemable non-controlling interest." Refer to Note 7 – Redeemable Non-Controlling Interest for additional information.

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based awards, including RSUs, performance-based units (“PSUs”), and stock options, based on the estimated fair value of the awards on the grant date. We use the Black-Scholes option pricing model to estimate the fair value of stock options and the Monte Carlo Simulation model to estimate the fair value of a PSU. The fair value of RSUs is based on the market closing price for our common stock as reported on the OTCQB Venture Markets on the date of grant.

Our use of the Black-Scholes option-pricing and Monte Carlo Simulation models require the input of highly subjective assumptions, including the fair value of the underlying common stock, expected term of the option, expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock. The assumptions used in these valuation models represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

Income Taxes

We are subject to income taxes in the U.S. and prior to the Asset Sale, in many international jurisdictions. The determination of these tax liabilities requires estimation, significant judgment, and interpretation of each jurisdiction’s tax statutes, regulations, and case laws. Additionally, governing tax legislation could change significantly with little or no notice. It is important for us to monitor economic, political, and other conditions in the various countries with operations as changes in a jurisdiction’s conditions could impact the amount of deferred tax assets or our ability to utilize deferred tax assets in the future.

We account for income taxes using the asset and liability method, under which deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between consolidated financial statement carrying amounts and the tax basis of assets and liabilities and net operating loss and tax credit carryforwards. Valuation allowances are established when deemed necessary to reduce deferred tax assets to the amount expected to be realized.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 8. Financial Statements and Supplementary Data.

CONTEXTLOGIC HOLDINGS INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

ContextLogic Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ContextLogic Holdings Inc. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ BPM LLP

We have served as the Company's auditor since 2024.

San Jose, California

March 5, 2026

CONTEXTLOGIC HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

($ in millions, shares in thousands, except par value)

	As of December 31,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$77	$66
Marketable securities	141	83
Prepaid expenses and other current assets	—	7
Total current assets	218	156
Total assets	$218	$156
Liabilities, Redeemable Non-controlling Interest, and Stockholders’ Equity
Current liabilities:
Accounts payable	$5	$—
Accrued liabilities	2	5
Total current liabilities	7	5
Total liabilities	7	5
Commitments and contingencies (Note 6)
Redeemable non-controlling interest (Note 7)	78	—
Stockholders’ equity:
Preferred stock, $0.0001 par value: 100,000 shares authorized as of December 31, 2025 and 2024; No shares issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock, $0.0001 par value: 3,000,000 shares authorized as of December 31, 2025 and 2024; 26,876 and 26,299 shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Additional paid-in capital	3,485	3,481
Accumulated deficit	(3,352)	(3,330)
Total stockholders’ equity	133	151
Total liabilities, redeemable non-controlling interest, and stockholders’ equity	$218	$156

The accompanying notes are an integral part of these consolidated financial statements.

CONTEXTLOGIC HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, shares in thousands, except per share data)

	Year Ended
	December 31,
	2025	2024

Revenue	$—	$43
Cost of revenue	—	36
Gross profit	—	7
Operating expenses:
Sales and marketing	—	18
Product development	—	26
General and administrative	31	42
Total operating expenses	31	86
Loss from operations	(31)	(79)
Other income, net:
Interest and other income, net	8	6
Gain on Asset Sale	—	4
Loss before provision for income taxes	(23)	(69)
Provision for income taxes	—	6
Net loss	(23)	(75)
Adjustments attributable to redeemable non-controlling interest (Note 7)	(7)	—
Net loss attributable to redeemable non-controlling interest (Note 7)	1	—
Net loss attributable to common stockholders	$(29)	$(75)
Net loss per share attributable to common stockholders, basic and diluted	$(1.09)	$(2.92)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	26,586	25,690

The accompanying notes are an integral part of these consolidated financial statements.

CONTEXTLOGIC HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions)

	Year Ended
	December 31,
	2025	2024

Net loss	$(23)	$(75)
Other comprehensive income:
Unrealized holding losses on derivatives and marketable securities, net of tax	—	(1)
Foreign exchange-related adjustment included in Asset Sale	—	9
Foreign currency translation adjustment	—	(1)
Other comprehensive income	—	7
Total comprehensive loss	(23)	(68)
Less: adjustments attributable to redeemable non-controlling interest (Note 7)	(7)	—
Less: comprehensive loss attributable to redeemable non-controlling interest (Note 7)	1	—
Comprehensive loss attributable to common stockholders	$(29)	$(68)

The accompanying notes are an integral part of these consolidated financial statements.

CONTEXTLOGIC HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

($ in millions, shares in thousands)

	Common Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders' Equity
Balances as of December 31, 2023	24,229	$—	$3,470	$(7)	$(3,246)	$217
Issuance of common stock upon settlement of restricted stock units	2,190	—	—	—	—	—
Shares withheld related to net share settlement	(120)	—	(1)	—	—	(1)
Stock-based compensation	—	—	12	—	—	12
Other comprehensive income (loss)	—	—	—	7	—	7
Derecognition of accumulated currency translation on asset sale	—	—	—	—	(9)	(9)
Net loss	—	—	—	—	(75)	(75)
Balances as of December 31, 2024	26,299	—	3,481	—	(3,330)	151
Issuance of common stock upon settlement of restricted stock units	577	—	—	—	—	—
Stock-based compensation	—	—	11	—	—	11
Net loss	—	—	—	—	(23)	(23)
Accrued distributions and accretion to adjust redemption value of subsidiary's Preferred Units	—	—	(7)	—	—	(7)
Net loss attributable to redeemable non-controlling interest	—	—	—	—	1	1
Balances as of December 31, 2025	26,876	$—	$3,485	$—	$(3,352)	$133

The accompanying notes are an integral part of these consolidated financial statements.

CONTEXTLOGIC HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended
	December 31,
	2025	2024
Cash flows from operating activities:
Net loss attributable to common stockholders	$(29)	$(75)
Net loss and adjustment attributable to redeemable non-controlling interest	6	—
Net loss	(23)	(75)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	1
Noncash lease expense	—	1
Stock-based compensation	11	12
Net accretion of discounts and premiums on marketable securities	(6)	(4)
Gain on Asset Sale	—	(4)
Changes in operating assets and liabilities:
Prepaid expenses, other current and noncurrent assets	—	1
Accounts payable	4	(15)
Merchants payable	—	(8)
Accrued and refund liabilities	(2)	(7)
Lease liabilities	—	(2)
Other current and noncurrent liabilities	—	6
Net cash used in operating activities	(16)	(94)
Cash flows from investing activities:
Cash disposed on Asset Sale, net of proceeds	—	(133)
Purchases of marketable securities	(331)	(168)
Sales of marketable securities	—	5
Maturities of marketable securities	279	228
Net cash used in investing activities	(52)	(68)
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible Preferred Units, net	72	—
Payment of taxes related to RSU settlement	—	(1)
Net cash used in provided by (used in) financing activities	72	(1)
Foreign currency effects on cash, cash equivalents, and restricted cash	—	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	4	(165)
Cash, cash equivalents and restricted cash at beginning of year	73	238
Cash, cash equivalents and restricted cash at end of year	$77	$73
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$77	$66
Restricted cash included within prepaid expenses and other current assets in the consolidated balance sheets	—	7
Total cash, cash equivalents and restricted cash	$77	$73
Supplemental cash flow disclosures:
Cash paid for operating leases	$—	$3
Cash paid for income taxes, net of refunds	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CONTEXTLOGIC HOLDINGS INC.

Notes to Consolidated Financial Statements

1. description OF BUSINESS

ContextLogic Holdings Inc. (the "Company", "ContextLogic", "we", “our” or "us") is a publicly traded company currently seeking to develop and grow a de novo business that provides a permanent home for exceptional businesses by combining liquidity, providing patient capital, aligning incentives, and prioritizing operator-led governance. The Company currently does not generate revenue.

The Company was incorporated in the state of Delaware in April 2025 and is headquartered in Oakland, California, with operations domestically. Prior to the Asset Sale (defined below), the Company had operations internationally; however, post the Asset Sale, the Company no longer has foreign operations.

Reorganization

On July 24, 2025, the Company's stockholders approved, and, on August 7, 2025, the Company completed, a reorganization under Section 251 of the Delaware General Corporation Law (the "Reorganization"). Under the Reorganization, ContextLogic Inc. ("CLI Inc.") became a wholly owned subsidiary of ContextLogic and (i) each outstanding share of Class A common stock of CLI Inc. was exchanged for one share of common stock of ContextLogic, (ii) each option to purchase shares of common stock of CLI Inc. was assumed by ContextLogic and became exercisable for an equivalent number of shares of common stock of ContextLogic and (iii) each restricted stock unit to be settled in shares of common stock of CLI Inc. was assumed by ContextLogic and remains subject to the same terms and conditions as were applicable to such restricted stock unit award, but was converted into an award with respect to the same number of shares of common stock of ContextLogic. Each share of common stock of ContextLogic is subject to certain transfer restrictions that prohibit transfers having the effect of increasing the ownership of ContextLogic stock by (i) any person from less than 4.9% to 4.9% or more or (ii) any person owning or deemed to own 4.9% or more of ContextLogic stock. In conjunction with the Reorganization, CLI Inc. was converted into a Delaware limited liability company (“CLI LLC”). ContextLogic succeeds as the reporting entity under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rule 12g-3(a) and is trading under the OTCQB Venture Market with the ticker “LOGC.”

CLI LLC (formerly known as ContextLogic Inc.) was incorporated in the state of Delaware in June 2010 and was converted to a limited liability company in August 2025, in conjunction with the Reorganization, and ContextLogic Holdings Inc. was incorporated in the state of Delaware in April 2025. All references to the “Company” are to CLI LLC, prior to the Reorganization and to ContextLogic Holdings Inc. subsequent to the Reorganization.

The Reorganization was accounted for as a common-control transaction under Accounting Standards Codification 805-50, and historical carrying amounts were maintained in the consolidated financial statements. The Reorganization will preserve the Company's approximately $2.9 billion in net operating losses ("NOLs") by implementing transfer restrictions at the holding-company level to prevent an "ownership change" under Internal Revenue Code of 1986, as amended (the "Code"), Section 382, while enhancing structural flexibility for future acquisitions. Transaction costs of approximately $2 million were expensed as incurred.

Completion of the Reorganization resulted in the dissolution of CLI Inc.’s Tax Benefits Preservation Plan pursuant to the terms of the Reorganization Agreement. The CLI Inc. board effectuated an automatic redemption of all outstanding rights pursuant to the Tax Benefits Preservation Plan, dated as of February 10, 2024, by and between CLI Inc. and Equiniti Trust Company, LLC as rights agent (the “Tax Benefits Preservation Plan”). The Tax Benefits Preservation Plan was intended to protect against a possible limitation on the Company’s ability to use the Company’s NOLs and certain other tax attributes to reduce potential future U.S. federal income tax obligations. The Tax Benefits Preservation Plan declared a dividend of one right that entitled its holder, subject to the terms of the Tax Benefits Preservation Plan, to purchase from CLI Inc. one one-thousandth of a share of Series A Junior Participating Preferred Stock, $0.0001 par value per share of the Company. These rights were settled by CLI Inc. in cash pursuant to and in accordance with the terms and conditions of the Tax Benefits Preservation Plan, with the plan subsequently terminated as a closing condition of the Reorganization.

US Salt Acquisition

ContextLogic has been searching for bolt-on acquisitions of assets or businesses complementary to their operations in order to support the publicly-traded business ownership platform established to own a collection of niche, competitively advantaged, long-duration businesses.

On December 8, 2025, the Company entered into a purchase agreement (the "Purchase Agreement") with CLI LLC, ContextLogic Holdings, LLC ("Holdings"), Salt Management Aggregator, LLC, a Delaware limited liability company (the “Management Aggregator”), Emerald Lake Pearl Acquisition GP, L.P., a Delaware limited partnership (“Emerald GP”), Emerald Lake Pearl Acquisition-A, L.P., a Delaware limited partnership (“Blocker Seller”), Emerald Lake Pearl Acquisition Blocker, LLC, a Delaware limited liability company (“Blocker”), Emerald Lake Pearl Acquisition, L.P., a Delaware limited partnership (solely in its capacity as a Seller Party, “Emerald Fund” and, together with Emerald GP and Blocker Seller, the “Emerald Investors”), Abrams Capital Partners I, L.P., a Delaware limited partnership ("ACP I"), Abrams Capital Partners II, a Delaware limited partnership ("ACP II"), Riva Capital Partners V, L.P., a Delaware limited partnership (“Riva V”), and Riva Capital Partners VI, L.P., a Delaware limited partnership (“Riva VI,” and together with ACP I, ACP II and Riva V, collectively, the “Abrams Investors”), the investors set forth on Schedule II to the Purchase Agreement (the “Management Investors” and, together with the Emerald Investors and the Abrams Investors, collectively, the “Seller Parties”), and Emerald Lake Pearl Acquisition, L.P., a Delaware limited partnership, solely in its capacity as the Sellers Representative pursuant to the Purchase Agreement (the “Sellers Representative”). Under this Purchase Agreement, the Company committed to acquire US Salt Holdings, LLC, and subsidiaries (such entities, taken together, comprising the salt production, manufacturing and distribution business of US Salt and its subsidiaries (“US Salt”)) and architect a new platform based on aligned ownership, decentralized operations, and disciplined capital deployment (such acquisition, the “US Salt Acquisition”). Refer to Note 12 – Subsequent Events for more information.

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

Prior to the Asset Sale, the Company owned and operated the Wish platform (“Wish”). The Wish platform generated revenue for the Company from the marketplace and logistics services provided to merchants. As a result of the Asset Sale, the Wish platform and all related operating assets were sold to the Buyer. The consolidated financial statements presented in this Annual Report on Form 10-K reflect the Asset Sale as it was completed on April 19, 2024. Accordingly, the consolidated financial statements and the narrative description of the Company’s business, assets, liabilities and risks contained in the related Notes to Consolidated Financial Statements, as well as in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the pre-Asset Sale operations up to April 19, 2024, the results of the Asset Sale, and the post-Asset Sale activities since April 19, 2024. Refer to Note 4 – Asset Sale for additional information on the Asset Sale.

The net assets associated with the Asset Purchase Agreement met the criteria to be classified as assets held for sale upon approval of the stockholders on April 18, 2024. On April 19, 2024, all outstanding unvested restricted awards for employees and directors were accelerated and fully vested. Following the Asset Sale, substantially all of the Company's employees became employees of the Buyer.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary along with Holdings, a Delaware limited liability company, for which the Company is the majority owner. All intercompany balances and transactions have been eliminated in consolidation.

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern over the next twelve months from the date of issuance of these consolidated financial statements. As of December 31, 2025, the Company had approximately $218 million in unrestricted cash, cash equivalents, and marketable securities. The Company believes that substantial doubt about its ability to continue as a going concern does not exist as its cash, cash equivalents, and marketable securities on hand will be sufficient to meet its working capital and capital expenditure requirements for a period of at least twelve months from the date of the issuance of these consolidated financial statements.

The Company has incurred significant accumulated losses of approximately $3.4 billion. The Company expects to start earning operating profits following the completion of the US Salt LLC purchase.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. These estimates form the basis for judgments the Company makes about the carrying values of its assets and liabilities that are not readily available from other sources. These estimates include, but are not limited to, fair value of financial instruments, contingent liabilities, and uncertain tax positions. As a result, many of the Company’s estimates and assumptions required increased judgment and these estimates may change materially in future periods.

Redeemable Non-Controlling Interest

Redeemable non-controlling interest represents the shares of the Class A convertible preferred units ("Preferred Units") issued by Holdings to BCP Special Opportunities Fund III Originations LP, a Delaware limited partnership ("BCP") who has a 26.3% ownership of Holdings on an as-converted basis. The Preferred Units are redeemable upon (i) a liquidation, (ii) at BCP's option upon Holdings failing to complete an acquisition on or prior to the second anniversary of the initial closing on March 6, 2025 ("Initial Closing") or (iii) at Holdings' option on or after the fifth anniversary of an acquisition event. If the interest of the minority investors were to be redeemed under this agreement, the Company would be required to redeem the interest based on a prescribed formula in the amended and restated investment agreement (the “A&R Investment Agreement”). Holdings is required to seek written consent from BCP prior to the consummation of an acquisition. As such, the redemption of the Preferred Units is outside the control of Holdings and the Company has classified the Preferred Units as mezzanine equity.

The balance of the redeemable non-controlling interest is reported at the greater of the initial carrying value amount adjusted for the redeemable non-controlling interest's share of earnings or losses or its estimated redemption value. The resulting changes in the estimated redemption amount are recorded with corresponding adjustments against retained earnings or, in the absence of retained earnings, additional paid-in capital. These interests are presented on the consolidated balance sheet outside of stockholders' equity under the caption "Redeemable non-controlling interest." Refer to Note 7 – Redeemable Non-Controlling Interest for additional information.

Assets and Liabilities Held for Sale

The Company classifies long-lived assets or disposal groups to be sold as held for sale in the period in which all of the following criteria are met: (1) management, having the authority to approve the action, commits to a plan to sell the asset or disposal group; (2) the asset or disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets or disposal groups; (3) an active program to locate a buyer and other actions required to complete the plan to sell the asset or disposal group have been initiated; (4) the sale of the asset or disposal group is probable, and transfer of the asset or disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond the Company's control extend the period of time required to sell the asset or disposal group beyond one year; (5) the asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

The Company initially measures a long-lived asset or disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held-for-sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale. The Company assesses the fair value of a long-lived asset or disposal group less any costs to sell each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale.

Upon determining that a long-lived asset or disposal group meets the criteria to be classified as held for sale, the Company ceases depreciation and reports long-lived assets and/or the assets and liabilities of the disposal group, if material, in the line items assets held for sale and liabilities held for sale, respectively, in the Company's consolidated balance sheets. The Asset Sale met the held for sale criteria on April 18, 2024, the date that the stockholders of the Company approved the Asset Sale. Refer to Note 4 – Asset Sale for additional information on the Asset Sale.

Discontinued Operations

A disposal group is classified as a discontinued operation when the following criteria are met: (1) the disposal group is a component of an entity; (2) the component of the entity meets the held-for-sale criteria in accordance with our policy described above; and (3) the component of the entity represents a strategic shift in the entity's operating and financial results. Alternatively, if a business meets the criteria for held for sale on the acquisition date, the business is accounted for as a discontinued operation. The Asset Sale did not result in the Company's operations meeting the criteria for discontinued operations as the operations being disposed, per the Asset Sale, were not clearly distinguishable from the rest of the Company.

Impairment of Long-Lived Assets

Prior to the Asset Sale, the Company reviewed long-lived assets, including intangible and lease assets, for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. The Company performed impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The recoverability of assets to be held and used were measured first by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets were considered to be impaired, an impairment loss would be recognized based on the excess of the carrying amount of the asset above the fair value of the asset.

Segments

The Company historically managed its operations and allocated resources as a single operating segment. The Company’s chief operating decision-maker (“CODM”) is its President (“President”) who makes operating decisions, assesses financial performance and allocates resources based on consolidated financial information. Further, the Company has determined that it operated as one operating and reportable segment prior to the Asset Sale and does not have an operating and reportable segment after the Asset Sale.

Revenue Recognition

Prior to the Asset Sale, the Company generated revenue from marketplace and logistics services provided to its customers. Revenue was recognized as the Company transferred control of promised goods or services to its customers in an amount that reflected the consideration the Company expected to be entitled to in exchange for those goods or services. The Company considered both the merchant and the user to be customers. The Company evaluated whether it was appropriate to recognize revenue on a gross or net basis based upon its evaluation of whether the Company obtained control of the specified goods or services by considering if it was primarily responsible for fulfillment of the promise, had inventory risk and had latitude in establishing pricing and selecting suppliers, among other factors. Based on these factors, marketplace revenue was generally recognized on a net basis and logistics revenue was generally recognized on a gross basis. Revenue excluded any amounts collected on behalf of third parties, including indirect taxes.

The following table shows the disaggregated revenue for the applicable periods:

	Year Ended
	December 31,
	2025	2024
	(in millions)
Core marketplace revenue	$—	$13
ProductBoost revenue	—	4
Marketplace revenue	—	17
Logistics revenue	—	26
Revenue	$—	$43

Marketplace Revenue

Prior to the Asset Sale, the Company provided a mix of marketplace services to its customers. The Company provided merchants access to its marketplace where merchants displayed and sold their products to users. The Company also provided ProductBoost services to help merchants promote their products within the Company’s marketplace.

Prior to the Asset Sale, marketplace revenue included commission fees collected in connection with user purchases of the merchants’ products. The commission fees varied depending on factors such as geography, product category, Wish Standards' tier and item value. The Company recognized revenue when a user’s order was processed and the related order information had been made available to the merchant. Commission fees were recognized net of estimated refunds and chargebacks. Marketplace revenue also included ProductBoost revenue generated by increasing exposure for a merchant’s relevant products within the Company's marketplace. The Company recognized ProductBoost revenue based on the number of impressions delivered, or clicks by users.

Logistics Revenue

Prior to the Asset Sale, the Company’s logistics offering for merchants was designed for direct end-to-end single order shipment from a merchant’s location to the user. Logistics services included transportation and delivery of the merchant’s products to the user. Merchants were required to prepay for logistics services on a per order basis.

The Company recognized revenue over time as the merchant simultaneously received and consumed the logistics services benefit as the logistics services were performed. The Company used an output method of progress based on days in transit as it best depicted the Company’s progress toward complete satisfaction of the performance obligation.

Refunds and Chargebacks

Prior to the Asset Sale, refunds and chargebacks were associated with marketplace revenue. Returns were not material to the Company’s business. Estimated refunds and chargebacks were recognized on the consolidated balance sheets as refunds liability. The merchant’s share of the refunds was recognized as a reduction to the amount due to merchants. The revenue recognized on transactions subject to refunds and chargebacks was reversed. The Company estimated future refunds and chargebacks using a model that incorporated historical experience, considering recent business trends, and market activity.

Incentive Discount Offers

Prior to the Asset Sale, the Company provided incentive discount offers to its users to encourage purchases of products through its marketplace. Such offers included current discount offers of a certain percentage off current purchases and inducement offers, such as set percentage offers off future purchases subject to a minimum current purchase. The Company generally recorded the related discounts taken as a reduction of revenue when the offer was redeemed. The Company also offered free products to encourage users to make purchases on its marketplace. The resulting discount was recognized as a reduction of revenue when the offer for free product was redeemed.

Cost of Revenue

Prior to the Asset Sale, cost of revenue included colocation and data center charges, interchange and other fees for payment processing services, fraud and chargeback prevention service charges, costs of refunds and chargebacks made to users that the Company was not able to collect from merchants, depreciation and amortization of property and equipment, shipping charges, tracking costs, warehouse fees, and employee-related costs, including salaries, benefits, and stock-based compensation expense, for the Company’s infrastructure, merchant support and logistics personnel. Cost of revenue also included an allocation of general information technology and facilities overhead expenses.

Advertising Expense

Prior to the Asset Sale, advertising expenses were included in sales and marketing expenses within the consolidated statements of operations and were expensed as incurred. Advertising expenses were $12 million for the year ended December 31, 2024.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2025 and 2024, cash and cash equivalents consisted of cash deposited with banks, U.S. Treasury bills, and money market funds for which their cost approximates their fair value. The Company held 100% of its cash and cash equivalents in the United States as of December 31, 2025 and 2024.

There was no restricted cash as of December 31, 2025. Restricted cash as of December 31, 2024 was $7 million and represented amounts held in collateral for the lease for the facility located at One Sansome Street's (the “Lease”) letter of credit. Under the Asset Purchase Agreement, the Company agreed with the Buyer to transfer and assign the Lease to the Buyer and for the Buyer to assume all obligations under the Lease. The Company relinquished control of the leased facility after the Asset Sale. In order to obtain the landlord’s consent to the transfer of the Lease and effect its assignment, the Company agreed to maintain a letter of credit until the landlord accepts a replacement security proposed by the Buyer. Half of the cash collateral was funded by the Company and half was funded by the Buyer. This letter of credit was closed in July 2025.

Marketable Securities

Marketable securities consist of short-term debt securities classified as available-for-sale and have original maturities greater than 90 days. Marketable securities are carried at fair value based upon quoted market prices or pricing models for similar securities. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are recognized within other comprehensive loss. Realized gains or losses on the sale of all such securities are reported in interest and other income, net, and computed using the specific identification method. For declines in fair market value below the cost of an individual marketable security, the Company assesses whether the decline in value is other than temporary based on the length of time the fair market value has been below cost, the severity of the decline and the Company’s intent and ability to hold or sell the investment. If an investment is impaired, the Company writes it down through earnings to its recoverable value and establishes that as a new cost basis for the investment.

Concentrations of Risk

Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and marketable securities. The Company’s cash and cash equivalents are held on deposit with creditworthy institutions. Although the Company’s deposits exceed federally insured limits, the Company has not experienced any losses in such accounts. The Company invests its excess cash in money market accounts, U.S. Treasury notes, U.S. Treasury bills, commercial paper, corporate bonds, and non-U.S. government securities. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and marketable securities for the amounts reflected on the consolidated balance sheets. The Company’s investment policy limits investments to certain types of debt securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer.

The Company only maintains bank accounts in the United States.

Services Risk — Prior to the Asset Sale, the Company served all of its users using third-party data center and hosting providers. No significant interruptions of service were known to have occurred during the year ended December 31, 2024. The Company does not have any service risk as of December 31, 2025 as the Company no longer has marketplace and logistics operations as of the Asset Sale on April 19, 2024. Refer to Note 4 – Asset Sale for additional information on Asset Sale.

Operating Lease Obligations

Prior to the Asset Sale, the Company determined if an arrangement was a lease at inception. For leases where the Company was the lessee, right-of-use (“ROU”) assets represented the Company’s right to use the underlying asset for the term of the lease and the lease liabilities represented an obligation to make lease payments arising from the lease. Certain lease agreements contained tenant improvement allowances, rent holidays and rent escalation provisions, all of which were considered in determining the ROU assets and lease liabilities. The Company began recognizing rent expense when the lessor made the underlying asset available for use by the Company. Lease liabilities were recognized at the lease commencement date based on the present value of the future lease payments over the lease term. Lease renewal periods were considered on a lease-by-lease basis in determining the lease term. The interest rate the Company used to determine the present value of future lease payments was the Company’s incremental borrowing rate because the rate implicit in the Company’s leases was not readily determinable. The incremental borrowing rate was a hypothetical rate for collateralized borrowings in economic environments where the leased asset was located based on credit rating factors. The ROU asset was determined based on the lease liability initially established and adjusted for any prepaid lease payments and any lease incentives received. The lease term to calculate the ROU asset and related lease liability included options to extend or terminate the lease when it was reasonably certain that the Company would exercise the option. Certain leases contained variable costs, such as common area maintenance, real estate taxes or other costs. Variable lease costs were expensed as incurred on the consolidated statements of operations and comprehensive loss.

The Company has no operating or finance leases.

Loss Contingencies

The Company is involved in various lawsuits, claims and proceedings that arise in the ordinary course of business. The Company records a liability for these when it believes it is probable that it has incurred a loss, and the Company can reasonably estimate the loss. If the Company determines that a material loss is reasonably possible and the loss or range of loss can be estimated, the Company discloses the possible loss in the notes to the consolidated financial statements. The Company regularly evaluates current information to determine whether it should adjust a recognized liability or recognize a new one. Significant judgment is required to determine both the probability and the estimated amount.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based awards, including restricted stock units (“RSUs”), performance-based units (“PSUs”), and stock options, based on the estimated fair value of the awards on the grant date. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options and the Monte Carlo Simulation model to estimate the fair value of a PSU. The fair value of RSUs is based on the market closing price for the Company's common stock as reported on the OTC Venture Markets on the date of grant. The fair value of service-based RSUs and stock options is recognized as an expense on a straight-line basis over the requisite service period, which ranges from one to four years. For stock-based awards granted to employees with a performance condition, the Company recognizes stock-based compensation expense under the accelerated attribution method over the requisite service period.

The Company's use of the Black-Scholes option-pricing and Monte Carlo Simulation models require the input of highly subjective assumptions, including the fair value of the underlying common stock, expected term of the option, expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock. The assumptions used in these valuation models represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

The Company accounts for forfeitures as they occur.

Foreign Currency

Prior to the Asset Sale, the functional currency of the Company’s foreign subsidiaries is the local currency for operating entities with employees and is the U.S. dollar for holding companies and pass-through entities. The assets and liabilities of its non-U.S. dollar functional currency subsidiaries were translated into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for its foreign subsidiaries were translated using rates that approximate those in effect during the period. Foreign currency translation adjustments were reflected in stockholders’ equity as a component of accumulated other comprehensive loss.

Prior to the Asset Sale, transactions on the Company’s marketplace occurred in various foreign currencies that were processed by its PSPs. These transactions were collected on a regular basis and were converted to U.S. dollars or euros within the short period of time between the recognition of revenue and cash collection on a regular basis, which limited the Company’s exposure to foreign currency risk.

Transaction gains and losses, including intercompany transactions denominated in a currency other than the functional currency of the entity involved are included in interest and other income, net on the consolidated statements of operations. The Company recognized an insignificant net loss resulting from foreign exchange transactions for the year ended December 31, 2024. The Company recognized a cumulative translation loss of zero and $1 million for the years ended December 31, 2025 and 2024, respectively.

Fair Value Measurement

The Company applies fair value accounting for its financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value measurements for assets and liabilities, the Company considers the principal or most advantageous market in which it would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1—	Quoted prices in active markets for identical assets or liabilities.
Level 2—

Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—	Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

Income Taxes

The Company accounts for income taxes using the asset and liability method, under which deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between consolidated financial statement carrying amounts and the tax basis of assets and liabilities and net operating loss and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company determines whether it is more likely than not that a tax position will be sustained upon examination. If it is not more likely than not that a position will be sustained, no amount of benefit attributable to the position is recognized. The tax benefit to be recognized of any tax position that meets the more likely than not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency.

It is the Company’s policy to include penalties and interest expense related to income taxes as a component of interest and other income, net as necessary.

Comprehensive Loss

Comprehensive loss is comprised of three components: net loss, other comprehensive income (loss), and comprehensive loss attributable to common stockholders. Other comprehensive income (loss) consists of unrealized holding gains or losses related to derivative instruments and marketable securities, net of tax, foreign exchange-related adjustments included in the Asset Sale, and foreign currency translation adjustments. Comprehensive loss attributable to common stockholders consists of deductions attributable to redeemable non-controlling interest and comprehensive loss attributable to redeemable non-controlling interest.

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the effective tax rate reconciliation, and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The Company has applied this amendment prospectively starting in 2025; due to the Company's immaterial amount of tax liabilities and state taxes and lack of operations in foreign jurisdictions, there have been little changes to the Company's income tax disclosures. However, the Company has started presenting effective tax rate reconciling items in percentages in addition to the previously presented dollar amounts. See Note 9 — Income Taxes.

Recent Accounting Pronouncements

The Company has reviewed recent accounting pronouncements and concluded as follows:

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of specified information about certain costs and expenses including the amounts of purchase of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities, and the total amount of selling expenses and an entity's definition of selling expenses. The amendments in this ASU are effective to all public business entities for fiscal years beginning after December 15, 2026. Early adoption is permitted. The Company is evaluating the impact this amended guidance may have on the footnotes to the consolidated financial statements.

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

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which was intended to provide clarity without changing, expanding, or reducing current interim reporting or disclosure requirements. The amendments in this ASU are effective to all entities that provide interim financial statements and notes in accordance with GAAP for interim reporting periods within annual reporting periods beginning after December 15, 2027 for public business entities and for interim reporting periods within annual reporting periods beginning after December 15, 2028 for entities other than public entities. Early adoption is permitted. The Company is evaluating the impact this amended guidance may have on the footnotes to the consolidated financial statements.

The Company has considered all other recently issued accounting pronouncements and concluded they are either not applicable to the business or no material impact is expected on the consolidated financial statements or notes as a result of future adoption.

3. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENT

The Company’s financial instruments consist of cash equivalents, marketable securities, accounts payable, and accrued liabilities. Cash equivalents’ carrying value approximates fair value at the balance sheet dates, due to the short period of time to maturity. Marketable securities are recognized at fair value. Accounts payable and accrued liabilities carrying values approximate fair value due to the short time to the expected payment date.

Assets and liabilities recognized at fair value on a recurring basis in the consolidated balance sheets consisting of cash equivalents and marketable securities are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows:

	December 31, 2025
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash equivalents:
Money market funds	$1	$1	$—	$—
U.S. Treasury bills	76	—	76	—
Total cash equivalents	$77	$1	$76	$—
Marketable securities:
U.S. Treasury bills	$141	$—	$141	$—
Total marketable securities	$141	$—	$141	$—
Total financial assets	$218	$1	$217	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash equivalents:
Money market funds	$2	$2	$—	$—
U.S. Treasury bills	64	—	64	—
Total cash equivalents	$66	$2	$64	$—
Marketable securities:
U.S. Treasury bills	$83	$—	$83	$—
Total marketable securities	$83	$—	$83	$—
Total financial assets	$149	$2	$147	$—

The Company classifies cash equivalents and marketable securities within Level 1 or Level 2 because the Company uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value.

The following table summarizes the contractual maturities of the Company’s marketable securities:

	December 31,
	2025		2024
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$141	$141	$83	$83
Total marketable securities	$141	$141	$83	$83

All of the Company’s available-for-sale marketable securities are subject to a periodic evaluation for a credit loss allowance and impairment review. The Company did not identify any of its available-for-sale marketable securities requiring an allowance for credit loss or as other-than-temporarily impaired in any of the periods presented. Additionally, the unrealized net gain and net loss on available-for-sale marketable securities as of December 31, 2025 and 2024 were immaterial.

4. ASSET SALE

As set forth in Note 1 – Description of Business, on February 10, 2024, the Company entered into the Asset Purchase Agreement and consummated the Asset Sale on April 19, 2024 following approval by the Company’s stockholders on April 18, 2024.

The assets and liabilities of the disposed of business at the date of disposition i.e. April 19, 2024, were as follows (in millions):

(in millions)
Assets
Cash and cash equivalents	$177
Funds receivable	6
Prepaid expenses and other current assets	20
Property and equipment, net	3
Right-of-use assets	5
Other assets	3
Total assets held for sale	214
Liabilities
Accounts payable	13
Merchants payable	67
Refunds liability	1
Accrued liabilities	79
Lease and other liabilities	13
Total liabilities held for sale	173
Net Assets	$41

As a result of the Asset Sale, the Company recorded a gain on Asset Sale of $4 million in the consolidated statements of operations.

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

5. BALANCE SHEET COMPONENTS

Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2025	2024
	(in millions)
Accrued services(1)	$1	$1
Employee payables(2)	1	—
Other(3)	—	4
Total accrued liabilities	$2	$5

(1)
Accrued services primarily consist of professional services and other services for both 2025 and 2024.
(2)
Employee payables primarily consist of accrued bonuses.
(3)
Other accrued liabilities primarily consisted of other payables to Qoo10 related to restricted cash held at JPMorgan for the One Sansome lease's letter of credit in 2024. During the year ended December 31, 2025, the letter of credit was closed and the restriction on cash was lifted, at which time the payable was repaid.

6. COMMITMENTS AND CONTINGENCIES

Revolving Credit Facility

In November 2020, the Company entered into a five-year $280 million senior secured revolving credit facility (the “Revolving Credit Facility”). If the Company is able to secure additional lender commitments and satisfy certain other conditions, the aggregate facility commitments can be increased by up to $100 million through an accordion option. The Company also enters into letters of credit from time to time, which reduces its borrowing capacity under the Revolving Credit Facility. Interest on any borrowings under the Revolving Credit Facility accrues at either adjusted reference rate plus 1.50% or at an alternative base rate plus 0.50%, at the Company’s election, and the Company is required to pay a commitment fee that accrues at 0.25% per annum on the unused portion of the aggregate commitments under the Revolving Credit Facility. The Company is required to pay a fee that accrues at 1.50% per annum on the average daily amount available to be drawn under any letters of credit outstanding under the Revolving Credit Facility. In March 2024, the Company executed a letter to reduce the Revolving Credit Facility from an aggregate principal amount of $280 million to $7 million.

The Revolving Credit Facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company’s ability (and the ability of certain of the Company’s subsidiaries) to incur indebtedness, grant liens, make certain fundamental changes and asset sales, make distributions to stockholders, make investments or engage in transactions with affiliates. It also contains a minimum liquidity financial covenant of $350 million, which includes unrestricted cash and any available borrowing capacity under the Revolving Credit Facility. The obligations under the Revolving Credit Facility are secured by liens on substantially all of the Company’s domestic assets and are guaranteed by any material domestic subsidiaries, subject to customary exceptions. A standby letter of credit in the amount of approximately $7 million was issued under the Revolving Credit Facility in conjunction with the lease of the Company’s previous headquarters in San Francisco, California. Fees incurred under the Revolving Credit Facility were insignificant for the years ended December 31, 2025 and 2024.

At the closing of the Asset Sale on April 19, 2024, the Company terminated the Revolving Credit Facility. At that closing, the Letter of Credit ceased to be issued under the Revolving Credit Facility and was cash collateralized in equal amounts by the Company and the Buyer. Furthermore, the Company's previous headquarters was transferred to the Buyer, which has assumed the Company's obligations under the lease for those headquarters upon closing of the Asset Sale. Refer to Note 4 – Asset Sale for additional information on Asset Sale.

In March 2025, the Company reduced the Letter of Credit and $6 million cash collateral was released. In July 2025, the Company closed the Letter of Credit and the restriction was lifted on the remaining $1 million cash collateral. In August 2025, the Company received the $1 million cash collateral that had been recorded as restricted cash and included in prepaid expenses and other current assets in 2024 and repaid the $1 million to Qoo10 that had been included in accrued liabilities in 2024.

Legal Contingencies and Proceedings

Beginning in May 2021, four putative class action lawsuits were filed in the U.S. District Court for the Northern District of California against the Company, its directors, certain of its officers and the underwriters named in its initial public offering (“IPO”) registration statement alleging violations of securities laws based on statements made in its registration statement on Form S-1 filed with the Securities and Exchange Commission (the "SEC") in connection with its IPO and seeking monetary damages. One of these cases has since been dismissed by the plaintiff and the remaining three have been coordinated and consolidated. In May 2022, the Court appointed lead plaintiffs, who subsequently filed an amended consolidated class action complaint pursuant to Sections 11 and 15 of the Securities Act of 1933, as amended (the "Securities Act"), and Sections 10(b) and 20(a) of the Exchange Act. On April 10, 2023, the plaintiffs filed an amended complaint and asserted only claims made under Sections 11 and 15 of the Securities Act. In December 2023, the Court granted the defendants' motion to dismiss the first amended consolidated complaint. In February 2024, plaintiffs filed a second amended consolidated complaint, which the defendants have moved to dismiss. In August 2024, the Court granted the motion to dismiss without leave to amend and with prejudice. In September 2024, plaintiffs filed a motion to alter judgment noticed for hearing in January 2025. In February 2025, the court denied the plaintiffs' motion to alter judgement. In March 2025, plaintiffs filed a notice of appeal to the Ninth Circuit. In September 2025, plaintiffs filed their opening brief to the Ninth Circuit. The Company filed its answering brief with the Ninth Circuit in December 2025. In January 2026, plaintiffs filed their answering brief. The Company believes these lawsuits are without merit and intends to vigorously defend them. Based on the preliminary nature of the proceedings in these cases, the Company cannot estimate a range of potential losses at this point in time.

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

As of December 31, 2025, in the opinion of management, there were no other legal contingency matters that arose in the ordinary course of business, either individually or in aggregate, that would have a material adverse effect on the financial position, results of operations, or cash flows of the Company. Given the unpredictable nature of legal proceedings, the Company bases its estimate on the information available at the time of the assessment. As additional information becomes available, the Company will reassess the potential liability and may revise the estimate.

December 2025 Debt Commitment Letter

In connection with the US Salt Acquisition, on December 8, 2025, Holdings entered into a debt commitment letter with certain lenders (the "Debt Commitment Letter"), pursuant to which the lenders committed to provide senior secured credit facilities consisting of (A) a term loan facility in an aggregate principal amount of up to $215 million (the "Term Loan Facility"); and (B) a revolving facility in an aggregate principal amount of up to $25 million (of which up to $10 million is available for letters of credit)(the "Revolving Facility").

The proceeds from these facilities are intended to be used, together with equity financing from backstop agreements and a rights offering, to: (i) fund a portion of the acquisition consideration; (ii) repay US Salt's existing indebtedness under its current credit facility; (iii) pay fees and expenses incurred in connection with the acquisition; (iv) cash collateralize, backstop, or replace letters of credit of US Salt outstanding at closing; and (v) fund working capital and general corporate purposes.

The Revolving Facility will mature seven years after the closing date and includes a springing financial covenant requiring a maximum ratio of the aggregate principal amount of third party indebtedness of ContextLogic and its subsidiaries to consolidated earnings before interest, tax, depreciation, and amortization for the most recently ended four consecutive fiscal quarters for which financial statements are internally available of 7.00:1.00 tested quarterly when revolving borrowings exceed 40% of total commitments. The Term Loan Facility contains no financial covenants.

The commitments under the Debt Commitment Letter are subject to customary conditions precedent set forth in the agreement. In February 2026, the Company entered into a credit agreement following the terms described in the Debt Commitment Letter; refer to Note 12 – Subsequent Events for more information.

7. REDEEMABLE NON-CONTROLLING INTEREST

In March 2025, Holdings entered into the A&R Investment Agreement with BCP under which Holdings may issue up to 150 thousand Preferred Units for an aggregate purchase price of up to $150 million (the "Investment Transaction"). An initial closing of the Investment Transaction occurred in March 2025 whereby Holdings issued and sold 75 thousand Preferred Units for an aggregate purchase price of $75 million.

The Preferred Units (a) have a stated value of $1,000 per share; (b) accrue a distribution of 4.0% per annum of the Class A accrued amount, which is the product of the number of Class A preferred units outstanding multiplied by their stated value plus all Class A distributions accrued but not yet paid, until the consummation of an acquisition of businesses or assets with an aggregate enterprise value of at least $100 million ("Acquisition"); (c) accrue a distribution of 8.0% per annum of the Class A accrued amount from the date of the consummation of an Acquisition; and (d) convert into newly issued Class B common units ("Common Units") equal to the conversion ratio multiplied by the number of Preferred Units submitted for conversion, where the conversion ratio is the Class A accrued amounts plus any accrued and unpaid distributions which have not been added to the Class A accrued amount yet divided by $8.00 (subject to adjustment as set forth in the Amended and Restated Limited Liability Company Agreement of Holdings). Accrued distributions can be settled either in cash or through conversion to Common Units. As of December 31, 2025, Holdings had accrued distributions of $3 million on the outstanding Preferred Units. The accrued distributions are treated as a deemed dividend and are recorded as an adjustment to additional paid-in capital.

The Preferred Units are convertible only into Common Units of Holdings and only redeemable upon (i) an “ordinary liquidation”, (ii) at BCP's option upon Holdings' failure to complete an acquisition on or prior to the second anniversary of the Initial Closing or (iii) at Holdings' option on or after the fifth anniversary of an acquisition event. Holdings is required to seek written consent from BCP prior to the consummation of an acquisition. As such, the redemption of the Preferred Units is outside the control of Holdings and the Company has classified the Preferred Units as mezzanine equity.

The Preferred Units included the right to participate, at the Company's sole discretion, in a future investment of 75 thousand additional Preferred Units for $75 million, contingent on the Acquisition. The Company concluded that this future tranche right was not a freestanding financial instrument, as it was neither separately exercisable nor legally detachable. It was evaluated as an embedded derivative and was not bifurcated, as it lacked net settlement characteristics and therefore did not meet the definition of a derivative.

The Preferred Units have been initially recognized at a fair value of $75 million, the proceeds on the date of issuance. This amount has been reduced by $3 million, the cost of issuing the Preferred Units, resulting in an adjusted initial carrying value of $72 million. The adjusted initial carrying value is being accreted to the redemption value at the end of each reporting period. The accretion to the redemption value is treated as a deemed dividend and is recorded as an adjustment to Holdings' additional paid-in capital.

The following table summarizes Holdings' non-controlling interest presented as a separate component of the Company's consolidated statements of operations:

Year ended
December 31, 2025
(in millions)
Net loss attributable to redeemable non-controlling interest	$1

The following table summarizes the activity in the redeemable non-controlling interest for the period indicated below:

Year ended
December 31, 2025
(in millions)
Balance, beginning of period	$—
Issuance of subsidiary's Preferred Units to redeemable non-controlling interest, net	72
Accrued distributions and accretion to adjust redemption value of subsidiary's Preferred Units	7
Net loss attributable to redeemable non-controlling interest	(1)
Balance, end of period	$78

8. COMMON STOCK and STOCK-based compensation

2010 Equity Incentive Plan (the "2010 Plan")

Under the 2010 Plan, the Company granted RSUs to employees, which generally expire 7 years from the date of grant and vest upon the achievement of both a service condition and a liquidity condition. The service condition for these awards is satisfied over four or five years. The liquidity condition was satisfied upon the occurrence of the Company’s IPO in December 2020.

The 2010 Plan was terminated in December 2020 in connection with the Company’s IPO but continues to govern the terms of outstanding awards under the 2010 Plan. No further equity awards will be granted under the 2010 Plan. With the establishment of the 2020 Plan as further discussed below, upon the expiration, forfeiture or cancellation of any stock-based awards granted under the 2010 Plan, an equal number of shares of common stock will become available for grant under the 2020 Plan.

2020 Equity Incentive Plan (the "2020 Plan")

On November 19, 2020, the Company’s Board of Directors adopted and approved the 2020 Plan. The 2020 Plan provides for the award of options, stock appreciation rights, restricted shares, and RSUs. The number of shares reserved for issuance under the 2020 Plan will be increased automatically on the first day of each fiscal year, commencing in 2022 and ending in 2030, by a number equal to the lesser of: (a) 5% of the shares of common stock outstanding on the last day of the prior fiscal year; or (b) the number of shares determined by the Board of Directors. As of December 31, 2025, 4 million shares under the 2020 Plan remained available for grant.

2022 Inducement Plan (the "2022 Plan")

In January 2022, the Company’s Board of Directors adopted and approved the 2022 Plan. The Company intends that the 2022 Plan be reserved for persons to whom the Company may issue securities without stockholder approval as an inducement of employment pursuant to Rule 5635(c)(4) of the Marketplace Rules of the Nasdaq Stock Market, LLC. The 2022 Plan provides for the award of options, stock appreciation rights, restricted shares, and RSUs of the Company’s common stock to the Company’s employees. Stock-based awards under the 2022 Plan that expire or are forfeited, cancelled, or repurchased generally are returned to the pool of shares of common stock available for issuance under the 2022 Plan.

As of December 31, 2025, 365 thousand shares under the 2022 Plan remained available for grant.

Equity Award Activity

A summary of activity under the equity plans and related information is as follows:

	Options Outstanding			RSUs Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Number of RSUs	Weighted- Average Grant Date Fair Value
	(in thousands)			(in thousands)
Balances as of December 31, 2024	366	$18.00	1.3	481	$6.97
Granted	—			304	$7.11
Vested	—			(577)	$7.03
Forfeited or cancelled	(3)	$166.68		(40)	$6.47
Balances as of December 31, 2025	363	$16.95	0.3	168	$7.14

There were no options granted during the years ended December 31, 2025 and 2024. Approximately 363 thousand options as of December 31, 2025 were vested. The vested options have a weighted average exercise price of $16.95, a weighted-average remaining contractual term of 0.3 years, and an aggregate intrinsic value of zero. There were no options exercised during the years ended December 31, 2025 and 2024.

The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2025 and 2024 was $7.11 and $6.67 per share, respectively. The total intrinsic value of RSUs which were vested and released during the years ended December 31, 2025 and 2024 was $4 million and $13 million, respectively.

The aggregate intrinsic value of options and RSUs outstanding as of December 31, 2025 was zero and $1 million, respectively. The aggregate intrinsic value of options and RSUs outstanding as of December 31, 2024 was zero and $3 million, respectively.

CEO Transitions

In February 2023, the Board of Directors appointed Jun Yan as the Company's Chief Executive Officer ("CEO"), who was then serving as the Company's interim CEO. According to the terms of his new employment agreement, Mr. Yan was granted (i) 167 thousand RSUs with an aggregate grant date fair value of $3 million and (ii) options to purchase 299 thousand shares of the Company's common stock at an exercise price $15.03 per share with an aggregate grant date fair value of $3 million. These RSUs and options originally became vested and exercisable, respectively, in periodic installments over a 2-year term, subject to Mr. Yan's continued service with the Company. The option award had an original term of 10 years. In February 2024, the option award was amended so the option shares vested as of Mr. Yan's termination date, April 19, 2024, with an expiration on the two-year anniversary of the termination date, April 19, 2026. In connection with the closing of the Asset Sale, all of Mr. Yan's outstanding equity awards were accelerated and became fully vested at the closing.

In April 2024, the Board of Directors appointed Rishi Bajaj as the Company's CEO following the Asset Sale. Mr. Bajaj was granted 56 thousand RSUs worth $310 thousand.

On March 6, 2025, the Board of Directors approved, and the Company entered into, an employment agreement for Mr. Bajaj to serve as the CEO, including a revised compensation package (the “Employment Agreement”), effective March 6, 2025 (the “Effective Date” or "Valuation Date"). On the Effective Date, Mr. Bajaj was awarded 2,372 thousand Class P units (the “Class P Units”) in Holdings, consisting of (i) an award of 474 thousand time-based Class P Units (the “Time Vesting Grant”); and (ii) an award targeted at 1,423 thousand performance-based Class P Units which will be earned and will vest based on the achievement of specified performance criteria, up to a maximum of 1,898 thousand performance-based Class P Units (the “Performance Vesting Grant”), subject to Mr. Bajaj’s continuous service through the four (4) year anniversary of the Effective Date. The Company concluded that the performance criteria represent market conditions for the purposes of award valuation and expense recognition.

If Mr. Bajaj’s employment is terminated due to his death or Disability (as defined in the Employment Agreement, see Exhibit 10.14 for more information), then (a) the Time Vesting Grant will immediately vest upon termination; and (b) the Performance Vesting Grant will remain outstanding through the four (4) year anniversary of the Effective Date and will vest as follows: (A) 712 thousand of the Class P Units will vest upon the date the performance metrics applicable to such Class P Units are achieved; (B) 712 thousand of the Class P Units will vest upon the date the performance metrics applicable to such Class P Units are achieved; and (C) 474 thousand of the Class P Units will vest upon the date the performance metrics applicable to such Class P Units are achieved.

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

In December 2025, the Company's Board terminated Mr. Bajaj from his position as CEO of the Company without Cause. As set forth in the Employment Agreement with the Company, the Time Vesting Grant was immediately vested and the Performance Vesting Grant remained outstanding and will continue to vest in accordance with the terms of the Employment Agreement. The Company recognized $5 million of stock-based compensation expense upon the acceleration of Mr. Bajaj's Class P Units on his termination date.

In December 2025, the Company and Mr. Bajaj entered into a Separation Agreement and Release (the "Separation Agreement"), under which the Company granted 600 thousand Class P Units in Holdings (the “600K Class P Unit Award”) to RB Strategic Holdings LP – Easter Series, an entity controlled by Mr. Bajaj. The 600K Class P Unit Award was issued to Mr. Bajaj as consideration for services rendered during his tenure as CEO and as recognition of his contributions in initiating and advancing the US Salt Acquisition. The 600K Class P Unit Award is equity-classified under ASC 718 and was measured at fair value as of the grant date, which the Company determined to be December 7, 2025 as it was the date on which all key terms were approved and mutually understood ("600K Valuation Date").

The 600K Class P Unit Award contains both a performance condition and a market condition, but no substantive service condition:

•
Performance Condition – The US Salt Acquisition must close for the award to become eligible to vest. The award is forfeited in its entirety if the transaction does not close.
•
Market Condition – Vesting requires the Company's common stock to reach $30 per share (based on a 20‑day average closing price) at any point through December 31, 2030. This condition is incorporated into the fair value measurement under the Monte Carlo simulation model.
•
Service Condition – The Company determined that the Separation Agreement’s cooperation and restrictive covenants do not constitute a substantive service requirement. Therefore, no service‑based vesting condition exists.

Modification of Equity Awards

In February 2024, the Company modified its outstanding stock options to extend the expiration date of any option vested as of the date of employment termination from a 90-day period to a two-year period. The Company concluded that the extension of the expiration date of the stock options constituted a Type I modification. The stock-based compensation impact of the modification was insignificant. Further, in February 2024, the Board of Directors, as permitted by the terms of the Company's equity incentive plans, modified all outstanding restricted stock awards and options, to add a change-in-control provision whereby all unvested awards would become fully vested upon the occurrence of a change in control and extended the expiration date for a period of two years following termination. The impact of these modifications to stock-based compensation expense for the period ended December 31, 2024 was insignificant. Upon consummation of the Asset Sale, all options and RSUs then outstanding were accelerated, thus no unrecognized expense remained for those equity awards as of December 31, 2024.

Stock-Based Compensation Expense

Total stock-based compensation expense included in the consolidated statements of operations is as follows:

	Year Ended
	December 31,
	2025	2024
	(in millions)
Sales and marketing	$—	$1
Product development	—	6
General and administrative	11	5
Total stock-based compensation(1)	$11	$12
(1)
Total stock-based compensation expense for the year ended December 31, 2025 decreased by $1 million compared to the year ended December 31, 2024 primarily due to reduced headcount as a result of the Asset Sale partially offset by the accelerated vesting of Mr. Bajaj's Time Vesting Grant and Performance Vesting Grant. Refer to Note 4 - Asset Sale for additional information on the Asset Sale.

The Company will recognize the remaining immaterial unrecognized stock-based compensation expense over a weighted-average period of approximately less than 1 year related to RSUs.

March 2025 Class P Time Vesting Grant and Performance Vesting Grant

Changes in Class P Units for the year ended December 31, 2025 were as follows (in thousands, except per share amounts):

	Time Vesting Grant		Performance Vesting Grant
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2025	—	$—	—	$—
Granted	474	3.21	1,898	2.39
Vested	(474)	3.21	—	—
Forfeited	—	—	—	—
Nonvested as of December 31, 2025	—	$—	1,898	$2.39

A Monte Carlo simulation model under the option pricing method was used to estimate the fair value of the Class P Units. The fair value included a discount for lack of marketability, as these units are non-marketable, minority interests in Holdings, without an active market and are subject to restrictions on transfer. The total cumulative fair value of the Time Vesting Grant and Performance Vesting Grant was $1 million and $5 million, respectively.

The valuation assumptions utilized for the Class P Units as of the March 6, 2025 grant date were as follows:

Expected time to a liquidity event (1)	5.00 years
Expected volatility (2)	39%
Risk-free interest rate (3)	3.98%
Equity value (4)	$222
Discount for lack of marketability	20%
(1)
Represents the expected time to a liquidity event as of the measurement date.
(2)
Because Holdings is a private company that was formed on the grant date, it is not possible to base Holdings' expected volatility assumption on the historical volatility of the Holdings' stock price. A selected specific peer group was used to develop a volatility indication for Holdings as of the Valuation Date using each peer company’s historical equity volatility over the period commensurate with the expected time to a liquidity event, adjusting for differences in financial leverage. The peer group was selected based on the types of companies that Holdings will likely acquire.
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

Compensation costs related to Class P Units were initially recognized based on the grant date fair value on a straight-line basis over the period starting on the grant date and ending on the fourth anniversary of the grant date. Due to the termination of Mr. Bajaj, the Company recognized $6 million in stock-based compensation for the Class P Units during the year ended December 31, 2025.

December 2025 600K Class P Unit Award

Changes in non-vested 600K Class P Unit Award as of December 31, 2025 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2025	—	$—
Granted	600	0.56
Vested	—	—
Forfeited	—	—
Nonvested as of December 31, 2025	600	$0.56

A Monte Carlo simulation model under the option pricing method was used to estimate the fair value of the 600K Class P Unit Award as of the grant date. The fair value incorporated a discount for lack of marketability because the Class P Units represent non‑marketable, minority interests in Holdings that lack control rights, have no active trading market, and are subject to transfer restrictions. In addition, the priority distribution rights afforded to the Class A and Class B Units subordinate the Class P Units economically, resulting in greater volatility in their expected returns relative to the controlling equity interests. The total fair value granted for the 600K Class P Unit Award was less than $1 million.

The valuation assumptions utilized for the 600K Class P Unit Award as of the December 7, 2025 grant date were as follows:

Expected time to a liquidity event (1)	5.23 years
Expected volatility (2)	30%
Risk-free interest rate (3)	3.71%
Equity value (4)	$738
Discount for lack of marketability	20%
(1)
Represents the expected time to a liquidity event as of the measurement date.
(2)
Given the fundamental change in the Company’s business expected to result from the closing of the US Salt deal, the Company’s historical stock price volatility is not a reasonable proxy for expected volatility. Accordingly, the Company estimated expected volatility using a selected group of guideline public companies, considering industry alignment, size, and stage of development, with adjustments to reflect differences in financial leverage.

(3)
The risk-free rate equals the continuously compounded yield from the US Treasury’s published Daily Treasury Par Yield Curve Rates as of the Valuation Date for a period equal to the time from the 600K Valuation Date until the expected liquidity event, assuming linear interpolation between terms.
(4)
Holdings’ underlying equity value on the 600K Valuation Date was estimated to be equal to the capital contributions for the Class A Units and Class B Units on a pro forma basis assuming closing of the US Salt Acquisition.

Because the award contains no substantive service condition, compensation cost is recognized in full when achievement of the performance condition (closing of the US Salt Acquisition) is probable. When achievement is not probable, cost is deferred. If the transaction does not close, no expense will ever be recognized because the performance condition would not be satisfied.

The Company concluded that consummation of the US Salt Acquisition could not be assessed as probable as of December 31, 2025, because material contingencies existed related to completion of such complex transformational transactions. Therefore, no compensation cost was recognized for the 600K Class P Unit Award during the year ended December 31, 2025. Upon closing of the US Salt Acquisition, the Company will recognize an expense of less than $1 million related to the vesting of the 600K Class P Unit Award.

9. INCOME TAXES

The components of loss before provision for income taxes are as follows:

	Year Ended December 31,
	2025	2024
	(in millions)
Domestic	$(23)	$(127)
Foreign	—	58
Loss before provision for income taxes	$(23)	$(69)

The provision for income taxes consisted of the following:

	Year Ended December 31,
	2025	2024
	(in millions)
Current:
Federal	$—	$—
State	—	—
Foreign	—	6
Total current	—	6
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred	—	—
Total provision for income taxes	$—	$6

There has historically been no federal or state provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. For the year ended December 31, 2025, the Company recognized a trivial amount of tax provision expense, all related to US States. For the year ended December 31, 2024, the Company recognized $6 million tax provision expense. The prior year provision was related primarily to foreign income taxes. For the year ended December 31, 2025, the Company paid a trivial amount of taxes entirely to US States.

The difference between income taxes computed at the statutory federal income tax rate and the provision for income taxes is attributable to the following:

	Year Ended December 31,
	2025		2024
	(in millions)
Federal benefit at statutory rate	$(4)	21.0%	$(15)
State tax (benefit), net of federal benefit	—	(0.3%)	—
Stock-based compensation	—	(0.7%)	3
Redeemable non-controlling interest	(1)	4.9%	—
Foreign rate differential	—	0.0%	7
Research and development credits	—	0.0%	—
Basis difference on Asset Sale	—	0.0%	(6)
Severance paid by Qoo10	—	0.0%	—
Transaction costs	1	(5.2%)	—
Change in federal valuation allowance	4	(19.9%)	17
Other adjustments	—	(0.1%)	—
Total provision for income taxes	$—	-0.3%	$6

The tax provision differs from the benefit that would result from applying statutory rates to losses before income taxes primarily due to transaction costs and the valuation allowance provided on net deferred tax assets. Deferred income taxes reflect the net tax effects of (a) temporary differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes and (b) net operating losses and tax credit carryforwards.

Stock-based compensation did not increase the provision for income taxes in 2025, whereas it increased the provision for income taxes by $3 million in 2024. The Company experienced a tax shortfall in 2025 and 2024 for stock-based compensation. A tax shortfall occurs when the fair market value of stock on the vest date is lower than the stock price on the grant date, which causes book deductions to exceed deductions allowed for tax purposes. A tax windfall occurs when the vest date stock price is higher than the grant date stock price, allowing a larger deduction for tax purposes relative to the book deduction. The change in valuation allowance is related mainly to the increase in net operating loss carryforwards, partially offset by other changes in the deferred tax assets.

Deferred tax assets and liabilities are as follows:

	December 31,
	2025	2024
	(in millions)
Deferred tax assets:
NOL carryforwards	$640	$634
Capitalization of research and development expenses	30	40
Capital loss carryforwards	11	11
Intangible assets	1	—
Other	3	—
Total gross deferred tax assets	685	685
Less: valuation allowance	(685)	(685)
Total deferred tax assets, net of valuation allowance	$—	$—

Beginning January 1, 2022, the U.S. Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures in the period incurred and required taxpayers to capitalize and amortize such expenditures over five or fifteen years, based on where research is conducted, pursuant to Section 174 of the Internal Revenue Code. On July 4, 2025, the One Big Beautiful Bill Act (“2025 Tax Act”) was enacted in the United States. Among the changes, the 2025 Tax Act restores immediate expensing of domestic research and development expenditures effective January 1, 2025. The $30 million deferred tax asset recognized above is the net impact of capitalization of qualified research and development costs prior to the Asset Sale. Deferred tax assets for net operating losses increased by $6 million in 2025. Deferred tax assets for capital losses did not change in 2025. The Company has not yet experienced any federal net operating losses expiring before use. The Company's valuation allowance did not change in 2025. All of the Company’s deferred tax assets are offset by a full valuation allowance as of December 31, 2025.

The table below details the activity of the deferred tax asset valuation allowance:

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(in millions)
Year ended December 31, 2025
Deferred tax assets valuation allowance	$685	$—	$—	$685
Year ended December 31, 2024
Deferred tax assets valuation allowance	$669	$16	$—	$685

Due to a history of losses, the Company believes it is not more likely than not that its domestic net deferred tax assets will be realized as of December 31, 2025 or 2024. Accordingly, the Company has established a full valuation allowance on its domestic net deferred tax assets.

As of December 31, 2025, the Company had federal net operating loss carryforwards available to reduce future taxable income, if any, of $886 million that begin to expire in 2030 and continue to expire through 2037 and $2.1 billion that have an unlimited carryover period. As of December 31, 2025, the Company had state net operating loss carryforwards available to reduce future taxable income, if any, of $4.0 billion that begin to expire in 2026 and continue to expire through 2045 and $4.0 billion that have an unlimited carryover period.

Utilization of NOL carryforwards may be subject to future annual limitations due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2025	2024
	(in millions)
Balance as of January 1	$—	$4
Additions for tax positions of current year	—	—
Additions for tax positions of prior years	—	—
Decreases for tax positions of prior years	—	(4)
Balance as of December 31	$—	$—

There is no material unrecognized tax benefit as of December 31, 2025 or 2024 that will impact the Company’s effective tax rate upon recognition. Immaterial interest and penalties were incurred during the years ended December 31, 2025 and 2024. The Company classifies interest and penalties as part of operating expenses.

The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. The Company no longer files in foreign jurisdictions as a result of the sale of its foreign subsidiaries in 2024. The Company is not currently under examination by income tax authorities in federal, state, or other jurisdictions. All tax returns remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss or credits. Certain tax years are subject to foreign income tax examinations by tax authorities until the statute of limitations expire.

In recent years the United States has enacted new tax legislation (the American Rescue Act, CHIPS and Science Act, and the Inflation Reduction Act). On July 4, 2025, the 2025 Tax Act was enacted in the United States. This legislation includes multiple changes, such as restoration of immediate expensing of domestic research and development expenditures under §174,reduction of GILTI and FDII deductions under §250, increase of foreign tax credit limitation from 80% to 90%, reinstatement of 100% bonus depreciation for qualified property acquired after January 19, 2025, to name a few. Due to the Company’s net operating losses for both accounting and tax purposes, and the disposition of its foreign operating business in the prior year, the new tax legislation does not have a material impact on the Company’s provision for income taxes.

10. Net loss per share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Year Ended December 31,
	2025	2024
	($ in millions, shares in thousands, except per share data)
Numerator:
Net loss attributable to common stockholders	$(29)	$(75)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	26,586	25,690
Net loss per share attributable to common stockholders, basic and diluted	$(1.09)	$(2.92)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect:

	December 31,
	2025	2024
	(in thousands)
Common stock options outstanding	363	366
Unvested restricted stock units outstanding	168	481
Total	531	847

11. SEGMENT INFORMATION

The Company has determined that for 2025, it did not have a reportable segment. From January 1, 2024 through the date of the Asset Sale in April 2024, it operated in one reportable segment, and from the date of the Asset Sale in April 2024 through December 31, 2024, it did not have a reportable segment. The Company’s CODM is its President who makes operating decisions, assesses financial performance and allocates resources based on consolidated financial information.

In 2024, the CODM’s ability to make business-driving decisions was limited upon receipt of the offer for the Asset Sale through the actual close of the Asset Sale on April 19, 2024. As such, from the beginning of 2024, the CODM was focused on maintaining and preserving the Company’s business organization and operations, and the purchased assets until the closing of the Asset Sale. Prior to the Asset Sale on April 19, 2024, the significant expenses within loss from operations as well as within net loss include cost of revenue, sales and marketing, product development and general and administrative expenses. After the Asset Sale, the only significant expense is general and administrative expenses. All such expenses are each separately presented on the Company’s consolidated statements of operations. Other segment items within net loss include interest and other income, net, gain on Asset Sale and provision for income taxes. After the Asset Sale, the Company’s only significant measures of profit and loss are general and administrative expenses and interest income which are each separately presented on the Company’s consolidated statements of operations.

The measure of segment assets prior to and after the Asset Sale is cash and cash equivalents as reported on the Company’s consolidated balance sheets. After the Asset Sale, the Company does not have any assets other than cash, cash equivalents and marketable securities.

For the period from January 1, 2024 to April 19, 2024, China accounted for substantially all of marketplace and logistics revenue in the respective periods based on the location of the merchants’ operations. Marketplace and logistics revenue from merchants based in the United States was immaterial in 2024. Marketplace and logistics revenue ceased upon the Asset Sale.

Core marketplace revenue earned prior to the Asset Sale by geographic area based on the ship-to address of the user was as follows:

	Year Ended December 31,
	2025		2024
	($ in millions)
Europe	$—	—	$7	54%
North America(1)	—	—	5	38%
Other	—	—	1	8%
Core marketplace revenue	$—	—	$13	100%

(1) United States accounted for $3 million of core marketplace revenue for the year ended December 31, 2024.

12. Subsequent Events

US Salt Acquisition

The US Salt Acquisition described in Note 1 was consummated on February 26, 2026 (the “Closing Date”), at which time the Company acquired US Salt and its subsidiaries, including US Salt’s salt production and manufacturing business. The Company holds substantially all of the assets and business of US Salt.

Pursuant to the US Salt Acquisition, the Company agreed to commence a rights offering (the "Rights Offering") to distribute to the holders of ContextLogic common stock subscription rights to purchase up to an aggregate of 14,375,000 shares of ContextLogic common stock. Each subscription right entitled the holder to purchase 0.53486 shares of ContextLogic common stock at an exercise price of $8.00 per share. The Rights Offering was conducted in connection with the US Salt Acquisition to assist the Company in financing a portion of the cash purchase price for the US Salt Acquisition The subscription rights expired at 5:00 p.m. in New York City on February 20, 2026 and the Rights Offering closed on February 25, 2026.

Subscribers in the Rights Offering exercised rights to purchase an aggregate of 429 thousand shares of ContextLogic common stock, and the gross proceeds the Company received from subscribers in the Rights Offering was approximately $3 million.

Simultaneously with entering into and as contemplated by the Purchase Agreement, and in order to facilitate the US Salt Acquisition, given the Rights Offering was not fully subscribed at the expiration of the Rights Offering period, (i) BCP purchased approximately 11,156 thousand Preferred Units from Holdings at a price of $8.00 per Preferred Unit for an aggregate amount of $89 million and (ii) each of ACP I and ACP II purchased approximately 190 thousand and 2,599 thousand shares of ContextLogic common stock, respectively, from the Company at a price of $8.00 per share of ContextLogic common stock, for aggregate amounts of (a) $2 million for ACP I and (b) $21 million for ACP II.

The gross proceeds received by the Company from the backstop agreements with BCP and the backstop agreements with each of ACP I and ACP II (together the "Backstop Agreements") were approximately $112 million. The total expected proceeds from the Rights Offering and the Backstop Agreements was $115 million. All securities issued in satisfaction of the Backstop Agreements were issued in a transaction pursuant to Section 4(a)(2) of the Securities Act.

Additionally, pursuant to the Purchase Agreement, the Company entered into the Credit Agreement (as described below), providing for the Initial Term Loans of $215 million and the Revolving Loans of $25 million (both as described below, combined the "Facilities").

Consideration for the US Salt Acquisition totaled approximately $908 million subject to customary adjustments, including for cash, debt, and net working capital, which was comprised of approximately $583 million in cash consideration (including, among other sources, the use of approximately $213 million in net borrowing proceeds from the Initial Term Loans (as defined below) and approximately $115 million in proceeds from the Rights Offering and Backstop Agreements) and approximately $325 million in equity rollover consideration. At the closing, $3 million was placed into escrow to satisfy the escrow obligations set forth under the Purchase Agreement and the Escrow Agreement entered into with Wilmington Trust, NA, the Sellers Representative, and Holdings.

As of the date these consolidated financial statements were to available to be issued, the Company’s assessment of assets acquired and liabilities assumed and related tax impacts remains in process.

The Credit Agreement

On the Closing Date, Holdings, as the initial borrower, entered into a Credit Agreement (as amended, restated, amended and restated, extended, supplemented or otherwise modified in writing from time to time, the “Credit Agreement”), with US Salt Investors, LLC, a Delaware limited liability company (the “Borrower”), as the borrower, US Salt Holdings, LLC, a Delaware limited liability company (“US Salt Holdings”), as holdings, the guarantors from time to time party thereto, Wilmington Trust, National Association, as administrative agent and collateral agent (the “Agent”), and each lender from time to time party thereto (the “Lenders”). Immediately after the consummation of the Credit Agreement, the Borrower succeeded to the rights and obligations of Holdings under the Credit Agreement and other Loan Documents (as defined in the Credit Agreement) and Holdings was released from its obligations under the Credit Agreement and other Loan Documents. The obligations under the Credit Agreement are guaranteed by US Salt Holdings and certain of the Borrower’s subsidiaries (collectively, the “Guarantors”) and collateralized by substantially all of the assets of the Borrower and the Guarantors.

The Credit Agreement provides for (i) an initial term loan facility in an aggregate principal amount of $215 million (the “Initial Term Loans”) and (ii) a revolving credit facility in an initial aggregate principal amount of $25 million (the “Revolving Loans” and, together with the Initial Term Loans, the “Loans”). The Credit Agreement provides that the Borrower has the right at any time and from time to time to incur one or more incremental revolving commitments and/or incremental term loans, subject to certain customary conditions and other requirements. The Lenders under the Credit Agreement are not obligated to provide any such incremental loans or commitments. The Initial Term Loans were borrowed on the Closing Date. The Loans mature on February 26, 2033.

At the Borrower’s option, and subject to certain conditions, the Loans bear interest at a base rate or a term Secured Overnight Financing Rate (“SOFR”) rate plus, in each case, an applicable margin determined by the Borrower’s Consolidated First Lien Net Leverage Ratio (as defined in the Credit Agreement). For borrowings that bear interest at a term SOFR rate, the applicable margin is a per annum amount equal to an amount between 4.00% and 4.50%. The Borrower is also required to pay a commitment fee with respect to unused available commitments under the revolving credit facility in a per annum amount, determined by the Borrower’s Consolidated First Lien Net Leverage Ratio, equal to an amount between 0.375% and 0.50%. The Borrower is also obligated to pay the Agent and Lenders other fees and premiums customary for credit facilities of this size and type.

The Credit Agreement contains customary affirmative and negative covenants, conditions to borrowing and events of default.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Our President (who is our principal executive officer) and our interim Chief Financial Officer (who is our principal financial officer)(“CFO”), with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025, and based on their evaluation, have concluded that our disclosure controls and procedures were effective as of such date at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management, with the participation of our President and CFO, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that our internal control over financial reporting as of December 31, 2025, was effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on the Effectiveness of Controls and Procedures

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

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

No director or officer, as defined in Rule 16a-1(f), adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K of the Exchange Act during the year ended December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We maintain a Code of Business Conduct and Ethics that incorporates our code of ethics applicable to all employees, including all directors and executive officers. Our Code of Business Conduct and Ethics is published on our Investor Relations website at https://ir.contextlogicinc.com/ under “Corporate Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on the website address and location specified above.

The remaining information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1.
Consolidated Financial Statements

We have filed the consolidated financial statements listed in the Index to Consolidated Financial Statements, Schedules, and Exhibits included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

2.
Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not material, or the required information is shown in the consolidated financial statements or the notes thereto.

3.
Exhibit Listing

		Incorporated by Reference
Exhibit No.	Description	Form	Date	Number(1)	Filed Herewith
2.1	Asset Purchase Agreement, dated February 10, 2024, by and between by and between ContextLogic Inc., Qoo10 Inc. and Qoo10 Pte. Ltd.* +	8-K	02/12/2024	2.1
2.2	Purchase Agreement, dated December 8, 2025, by and among the Registrant, ContextLogic LLC, ContextLogic Holdings, LLC, Salt Management Aggregator, LLC, Emerald Lake Pearl Acquisition GP, L.P., Emerald Lake Pearl Acquisition-A, L.P., Emerald Lake Pearl Acquisition Blocker, LLC, Emerald Lake Pearl Acquisition, L.P., the Abrams Investors, the Management Investors, US Salt Parent Holdings, LLC, Emerald Lake Pearl Acquisition, L.P., a Delaware limited partnership, solely in its capacity as the Sellers Representative, and, BCP Special Opportunities Fund III Originations LP.+	8-K	12/11/2025	2.1
2.3	First Amendment to Purchase Agreement, dated February 26, 2026, by and among the Registrant, ContextLogic LLC, ContextLogic Holdings, LLC, Salt Management Aggregator, LLC, Emerald Lake Pearl Acquisition GP, L.P., Emerald Lake Pearl Acquisition-A, L.P., Emerald Lake Pearl Acquisition Blocker, LLC, Emerald Lake Pearl Acquisition, L.P., the Abrams Investors, the Management Investors, US Salt Parent Holdings, LLC, Emerald Lake Pearl Acquisition, L.P., a Delaware limited partnership, solely in its capacity as the Sellers Representative, and, BCP Special Opportunities Fund III Originations LP.+	8-K	02/26/2026	2.2
2.4	Second Amended and Restated Agreement and Plan of Reorganization, dated as of July 3, 2025, by and among ContextLogic Inc., Easter Parent, Inc., and Easter Merger Sub, Inc.	8-K	07/03/2025	2.2
3.1	Second Amended and Restated Certificate of Incorporation of Easter Parent, Inc., a Delaware corporation, effective July 25, 2025.	8-K12G3	08/07/2025	3.1
3.2	Amended and Restated Bylaws of the Registrant.	8-K12G3	08/07/2025	3.2
4.1	Description of Capital Stock.				X
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.**	8-K	11/07/2024	10.1
10.2	2010 Plan, as amended, and forms of agreements thereunder.**	S-8	12/16/2020	99.1
10.3	2020 Plan and form of agreements thereunder.**	S-8	12/16/2020	99.2
10.4	2020 Employee Stock Purchase Plan.**	S-8	12/16/2020	99.3
10.5	Offer Letter dated April 2, 2024 between Rishi Bajaj and ContextLogic Inc.**	8-K	04/03/2024	99.3
10.6	Offer Letter dated April 2, 2024 between Brett Just and ContextLogic Inc.**	8-K	04/03/2024	99.4
10.7	Form of Executive Severance and Change in Control Agreement.**	S-1	11/20/2020	10.10
10.8	Credit Agreement among the Registrant and JPMorgan Chase Bank, N.A. and the other parties thereto.	S-1/A	12/7/2020	10.11
10.9	2022 Plan and forms of agreements thereunder.**	S-8	01/31/2022	99.1
10.10	Amended and Restated Investment Agreement, dated as of March 6, 2025, by and among the Registrant, ContextLogic Inc., and BCP Special Opportunities Fund III Originations LP.	10-K	03/12/2025	10.12
10.11	Amended & Restated Limited Liability Company Agreement, dated as of March 6, 2025, among ContextLogic Holdings, LLC and the members named therein.	10-K	03/12/2025	10.13
10.12	Contribution Agreement, dated as of March 6, 2025, by and between ContextLogic Inc. and ContextLogic Holdings, LLC.	10-K	03/12/2025	10.14
10.13	Employment Agreement, dated March 6, 2025, by and between ContextLogic Inc. and Rishi Bajaj**	8-K	03/11/2025	10.5
10.14	Backstop Agreement (BCP), dated as of December 8, 2025, by and between ContextLogic Holdings, LLC and BCP Special Opportunities Fund III Originations LP.	8-K	12/11/2025	10.1
10.15	Backstop Agreement (ACP I) dated as of December 8, 2025, by and between ContextLogic Holdings, LLC and Abrams Capital Partners I, L.P.	8-K	12/11/2025	10.2
10.16	Backstop Agreement (ACP II) dated as of December 8, 2025, by and between ContextLogic Holdings, LLC and Abrams Capital Partners II, L.P.	8-K	12/11/2025	10.3
10.17	Debt Commitment Letter, dated December 8, 2025, from Blackstone Alternative Credit Advisors LP, Blackstone Holdings Finance Co. L.L.C., Benefit Street Partners LLC, Macquarie PF Inc. and Macquarie Capital (USA) Inc. to ContextLogic Holdings, LLC.	8-K	12/11/2025	10.4
10.18	Equity Purchase Agreement, dated December 8, 2025, by and among Abrams Capital Partners I, L.P., Abrams Capital Partners II, L.P., Emerald Lake Pearl Acquisition, L.P., Emerald Lake Pearl Acquisition-A L.P., and Emerald Lake Pearl Acquisition GP, L.P., and ContextLogic Holdings Inc.+	8-K	12/11/2025	10.5
10.19	Second Amended and Restated Limited Liability Company Agreement of ContextLogic Holdings, LLC, dated February 26, 2026.				X
10.20	Registration Rights Agreement, dated February 26, 2026, by and between the Registrant and the investor signatories thereto.				X
10.21

Voting Agreement, dated February 26, 2026, by and among Riva Capital Partners V, L.P, Riva Capital Partners VI, L.P., Abrams Capital Partners I, L.P, Abrams Capital Partners II, L.P, any fund or other investment vehicle advised by Abrams Capital Management, L.P. that hold sequity interests in the Registrant. at the relevant time, BCP Special Opportunities Fund III Originations LP and any fund or other investment vehicle advised by BC Partners Advisors LP that holds equity interests in the Registrant. at the relevant time.+

					X
10.22	Escrow Agreement, dated February 26, 2026, by and among ContextLogic Holdings, LLC,Emerald Lake Pearl Acquisition, L.P., and Wilmington Trust National Association.+				X
10.23	Form of Director Indemnification Agreement (which is included in the Purchase Agreement asExhibit L therein).	8-K	12/11/2025	10.10
10.24	Amended and Restated Employment Agreement, dated December 8, 2025, by and between US Salt, LLC and David Sugarman.+	8-K	12/11/2025	10.11
10.25	Separation Agreement and Release, dated December 7, 2025, by and between the Registrant and Rishi Bajaj.	8-K	12/11/2025	10.12
10.26	Credit Agreement, dated February 26, 2026, by and among ContextLogic Holdings, LLC, US Salt Investors, LLC, US Salt Holdings, LLC, the guarantors from time to time party thereto.				X
19.1	Insider Trading Policy.				X
21.1	Subsidiaries of the Registrant.				X
23.1	Consent of BPM LLP, Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (included in Signature Page)				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X
96.1	Technical Report Summary: Salt Mineral Reserves Statement for Watkins Glen US Salt Facility	S-1	01/16/2026	96.1
97.1	ContextLogic Inc. Policy for the Recovery of Erroneously Awarded Compensation				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.INS	Inline XBRL Instance Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

*The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

**Indicates a management contract or compensatory plan.

(1)

If not filed herewith, filed as an exhibit to the document referred to in the columns for Form, Date, and Numbers, all of which are filings of ContextLogic Inc. or ContextLogic Holdings Inc. (CIK: #0001822250; #0002064307).

+

Certain schedules, exhibits and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will provide a copy of such omitted materials to the Securities and Exchange Commission or its staff upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ContextLogic Holdings Inc.

Date: March 5, 2026	By:	/s/ Mark Ward
Mark Ward
President and Director

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark Ward, Chad Chevalier, and Marianne Lewis, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark Ward	President and Director	March 5, 2026
Mark Ward	(Principal Executive Officer)

/s/ Chad Chevalier	Interim Chief Financial Officer	March 5, 2026
Chad Chevalier	(Principal Financial and Accounting Officer)

/s/ Raja Bobbili	Chairman	March 5, 2026
Raja Bobbili

/s/ Ted Goldthorpe	Director	March 5, 2026
Ted Goldthorpe

/s/ David Abrams	Director	March 5, 2026
David Abrams

/s/ Marshall Heinberg	Director	March 5, 2026
Marshall Heinberg

/s/ Jennifer Chou	Director	March 5, 2026
Jennifer Chou

/s/ Michael Farlekas	Director	March 5, 2026
Michael Farlekas