Form 10-Q
period 2026-03-31
ContextLogic Holdings Inc.
filed 2026-05-15
CIK 2064307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of April 30, 2026, the number of shares of the registrant’s common stock outstanding was 45,730,540.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or future financial or operating performance and include all statements that are not historical facts such as information concerning executive management transitions and integrations, the financial outlook of ContextLogic Holdings Inc. (the "Company," "ContextLogic," "we," "our" or "us"), information concerning the acquisition of US Salt Parent Holdings, LLC and subsidiaries (such entities taken together, comprising the salt production, manufacturing and distribution business of US Salt and its subsidiaries ("US Salt"), such acquisition, the "US Salt Acquisition"), information concerning the integration of US Salt into the Company’s operations, potential growth strategies and opportunities, our remediation efforts for a material weakness identified as part of the US Salt Acquisition, potential resolutions to ongoing litigation and planned capital expenditures. In some cases, forward-looking statements can be identified by terms such as "anticipates," "assumption," "believes," "continue," "could," "estimates," "expects," "foresees," "forecasts," "guidance," "intends," "goals," "judgment," "may," "might," "outlook," "plans," "potential," "predicts," "projects," "seeks," "should," "targets," "will," "would" or similar expressions and the negatives of those terms.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Those risks include those described in Part II, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q, as well as in our condensed consolidated financial statements, related notes, and the other information appearing elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 5, 2026 and our other filings with the SEC. The inclusion of forward-looking information should not be regarded as a representation by us, our management or any other person that the future plans, estimates, or expectations contemplated by us will be achieved. Given these uncertainties, you should not place undue reliance on any forward-looking statements in this Quarterly Report on Form 10-Q.

In addition, statements that "we believe" and similar statements reflect our beliefs and opinions on the relevant subject, including, but not limited to, statements regarding the acquisition of US Salt, the strategic alternatives considered by the Company’s Board of Directors (the "Board"), including the decisions taken thereto; future financial performance; future liquidity and operating expenditures; financial condition and results of operations; competitive changes in the marketplace and other characterizations of future events or circumstances. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

CONTEXTLOGIC HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in millions, units and shares in thousands, except par value)

(Unaudited)

	Successor	Predecessor

	As of March 31,	As of December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$12.0	$10.8
Accounts receivable, net	13.5	12.1
Inventories	12.5	10.9
Prepaid expenses and other current assets	2.3	1.0
Total current assets	40.3	34.8
Property, plant and equipment, net	396.5	321.4
Goodwill	148.0	28.1
Intangibles, net	385.6	16.8
Operating lease right-of-use assets	1.0	1.1
Finance lease right-of-use assets	0.4	0.4
Other inventories	5.2	5.2
Total assets	$977.0	$407.8
Liabilities, Members' Equity and Stockholders’ Equity
Current liabilities:
Accounts payable	$9.5	$8.4
Accrued liabilities	12.1	6.4
Current maturities of long- term debt	1.6	2.3
Current portion of operating lease liability	0.7	0.7
Current portion of finance lease liability	0.1	0.1
Other current liabilities	0.1	—
Total current liabilities	24.1	17.9
Long-term debt, net of current maturities	209.8	203.1
Long- term portion of operating lease liability	0.4	0.5
Long- term portion of finance lease liability	0.3	0.3
Asset retirement obligations	0.8	0.8
Total liabilities	235.4	222.6
Commitments and contingencies (Note 13)
Members' equity (Predecessor)
Members’ units, Class A: 191 units issued and outstanding as of December 31, 2025		181.0
Members’ units, Class B: 3 units issued and outstanding as of December 31, 2025		1.5
Subscription note receivable		(0.1)
Retained earnings		1.0
Noncontrolling parent interest		1.8
Total Members Equity		185.2
Stockholders’ equity (Successor)
Preferred stock, $0.0001 par value: 100,000 shares authorized as of March 31, 2026; No shares issued and outstanding as of March 31, 2026	—
Common stock, $0.0001 par value: 3,000,000 shares authorized as of March 31, 2026; 45,731 shares issued and outstanding as of March 31, 2026	—
Additional paid-in capital	3,635.4
Accumulated deficit	(3,337.5)
Total stockholders’ equity	297.9
Noncontrolling interest (Note 14)	443.7
Total members' equity and stockholders' equity	741.6	185.2
Total liabilities, members' equity, and stockholders’ equity	$977.0	$407.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, units and shares in thousands, except per unit and share data)

(Unaudited)

	Successor	Predecessor

	Period from February 27, 2026 to March 31, 2026	Period from January 1, 2026 to February 26, 2026	Three Months Ended March 31, 2025
Net sales	$12.1	$20.3	$32.3
Cost of sales	8.3	13.2	20.4
Gross profit	3.8	7.1	11.9
Operating expenses:
Selling expense	0.4	0.7	1.0
General and administrative	7.5	1.6	2.6
Transaction expenses	20.7	0.1	—
Total operating expenses	28.6	2.4	3.6
(Loss) income from operations	(24.8)	4.7	8.3
Other income (expenses)
Interest and other expense, net	(1.8)	(3.0)	(5.4)
(Loss) income before benefit from income taxes	(26.6)	1.7	2.9
Benefit from income taxes	41.9	—	—
Net income	15.3	1.7	2.9
Net (loss) attributable to noncontrolling interest (Note 14)	—	—	—
Net income attributable to Parent Holdings Class A unitholders (Predecessor)		$1.7	$2.9
Net income attributable to common stockholders (Successor)	$15.3
Net income per unit attributable to Class A unit, basic and diluted (Predecessor)		$8.91	$15.18
Basic and diluted weighted average Class A units outstanding (Predecessor)		190.9	191.0
Net income per share attributable to common stockholders, basic (Successor)	$0.33
Net income per share attributable to common stockholders, diluted (Successor)	$0.33
Weighted-average shares used in computing net income per share attributable to common stockholders, basic (Successor)	45,676
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted (Successor)	45,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY

($ in millions, units in thousands)

(unaudited)

	Predecessor
	Three Months Ended March 31, 2025
	Class A Member Units		Class B Member Units		Subscription Note Receivable	Accumulated Deficit	Noncontrolling parent interest	Total Members' Equity
	Units	Amount	Units	Amount
Balances as of January 1, 2025	191.0	$184.5	2.2	$1.2	$(0.2)	$(10.2)	$1.7	$177.0
Members' distributions	—	(1.4)	—	—	—	—	—	(1.4)
Collection of subscription note receivable	—	—	—	—	0.1	—	—	0.1
Unit-based compensation expense	—	—	0.7	0.1	—	—	—	0.1
Repurchase of units	—	—	(0.2)	(0.2)	—	—	—	(0.2)
Net income	—	—	—	—	—	2.9	—	2.9
Balances as of March 31, 2025	191.0	$183.1	2.7	$1.1	$(0.1)	$(7.3)	$1.7	$178.5

	Predecessor
	Period from January 1, 2026 to February 26, 2026
	Class A Member Units		Class B Member Units		Subscription Note Receivable	Retained Earnings	Noncontrolling parent interest	Total Members' Equity
	Units	Amount	Units	Amount
Balances as of January 1, 2026	190.9	$181.0	3.4	$1.5	$(0.1)	$1.0	$1.8	$185.2
Collection of subscription note receivable	—	—	—	—	0.1	—	—	0.1
Unit-based compensation expense	—	—	0.4	0.1	—	—	—	0.1
Net income	—	—	—	—	—	1.7	—	1.7
Balances as of February 26, 2026	190.9	$181.0	3.8	$1.6	$—	$2.7	$1.8	$187.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

($ in millions, shares in thousands)

(unaudited)

	Successor
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling interest	Total Stockholders' Equity
	Shares	Amount
Balances as of February 27, 2026	26,941.2	$—	$3,484.3	$—	$(3,352.8)	$—	$131.5
Issuance of common stock upon settlement of restricted stock units	90.3	—	—	—	—	—	—
Stock-based compensation	—	—	0.5	—	—	—	0.5
Net income	—	—	—	—	15.3	—	15.3
Issuance of common stock - US Salt Acquisition	15,480.4	—	123.9	—	—	—	123.9
Issuance of Noncontrolling interest - US Salt Acquisition	—	—	—	—	—	201.4	201.4
Issuance of common stock - Rights Offering	3,218.6	—	25.5	—	—	—	25.5
Issuance of subsidiary membership units - Rights Offering backstop	—	—	—	—	—	89.3	89.3
Conversion of redeemable noncontrolling interest to noncontrolling interest	—	—	—	—	—	153.0	153.0
Deferred taxes arising from changes in ownership	—	—	1.2	—	—	—	1.2
Balances as of March 31, 2026	45,730.5	$—	$3,635.4	$—	$(3,337.5)	$443.7	$741.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Successor	Predecessor

	Period from February 27, 2026 to March 31, 2026	Period from January 1, 2026 to February 26, 2026	Three Months Ended March 31, 2025
Cash flows from operating activities:
Net income	$15.3	$1.7	$2.9
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, depletion, and amortization	3.3	2.7	3.7
Deferred income tax	(41.9)	—	—
Amortization of debt issuance cost	—	0.1	0.2
Unit/Stock-based compensation	0.5	0.1	0.1
Non-cash lease expense	0.1	0.1	0.2
Other	0.2	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(0.1)	(1.3)	0.5
Inventory	0.2	(0.7)	(0.8)
Prepaid expenses and other current assets	(0.7)	0.1	0.3
Other inventories	—	—	(0.2)
Accounts payable	(2.7)	(1.0)	(0.9)
Operating lease liabilities	(0.1)	(0.1)	(0.2)
Accrued liabilities	5.5	0.1	(1.9)
Net cash (used in) provided by operating activities	(20.4)	1.8	3.9
Cash flows from investing activities:
Purchases of property, plant and equipment	(0.7)	(1.3)	(2.6)
Acquisition of US Salt, net of cash acquired	(585.2)	—	—
Net cash (used in) investing activities	(585.9)	(1.3)	(2.6)
Cash flows from financing activities:
Proceeds from issuance of common stock from the backstopped rights offering	25.7	—	—
Payment of rights offering costs	(0.2)	—	—
Proceeds from issuance of subsidiary membership units from the backstopped rights offering	89.3	—	—
Proceeds from issuance of subsidiary membership units, prior to conversion (Note 14)	75.0	—	—
Proceeds from issuance of long-term debt	215.0	—	—
Payment of debt issuance costs	(3.6)	—	—
Repayment of principal on term loan	—	—	(0.6)
Member's distributions	—	—	(1.4)
Repurchase of units	—	—	(0.2)
Other	(0.2)
Net cash provided by (used in) financing activities	401.0	—	(2.2)
Net (decrease) increase in cash and cash equivalents	(205.3)	0.5	(0.9)
Cash and cash equivalents at beginning of period	217.3	10.8	7.4
Cash and cash equivalents at end of period	$12.0	$11.3	$6.5
Supplemental cash flow disclosures:
Cash paid for income taxes, net of refunds	$—	$—	$—
Cash paid for interest	$—	$—	$5.4
Supplemental noncash investing and financing activities:
Property, plant and equipment in accounts payable	$0.5	$0.5	$0.5
Equity exchanged for ownership in US Salt (Note 2)	$325.2	$—	$—
Conversion of redeemable noncontrolling interest to noncontrolling interest (Note 14)	$153.0	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC HOLDINGS INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. OVERVIEW, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

ContextLogic Holdings Inc. is an OTC traded business ownership platform designed from first principles to combine the structural advantages of permanent public capital with the operating discipline, alignment, and long-term orientation typically associated with private ownership. ContextLogic's mission is to build a portfolio of high-quality, niche, and competitively advantaged businesses that generate sustainable, growing free cash flow that can be reinvested over long time horizons.

The US Salt Acquisition

Purchase Agreement

ContextLogic entered into a Purchase Agreement on December 8, 2025 (as amended, the "Purchase Agreement") with ContextLogic LLC, a Delaware limited liability company and wholly owned subsidiary, ("CLI LLC"), ContextLogic Holdings, LLC, a Delaware limited liability company and majority owned subsidiary ("Holdings"), (and together with ContextLogic and CLI LLC, the "Buyer Parties"), Salt Management Aggregator, LLC, a Delaware limited liability company (the "Management Aggregator"), Emerald Lake Pearl Acquisition GP, L.P., a Delaware limited partnership ("Emerald GP"), Emerald Lake Pearl Acquisition-A, L.P., a Delaware limited partnership ("Blocker Seller"), Emerald Lake Pearl Acquisition Blocker, LLC, a Delaware limited liability company ("Blocker"), Emerald Lake Pearl Acquisition, L.P., a Delaware limited partnership (solely in its capacity as a Seller Party, "Emerald Fund" and, together with Emerald GP and Blocker Seller, the "Emerald Investors"), Abrams Capital Partners I, L.P., a Delaware limited partnership ("ACP I") and Abrams Capital Partners II, a Delaware limited partnership ("ACP II", together with ACP I, "Abrams Capital"), Riva Capital Partners V, L.P., a Delaware limited partnership ("Riva V"), and Riva Capital Partners VI, L.P., a Delaware limited partnership ("Riva VI," and together with ACP I, ACP II and Riva V, collectively, the "Abrams Investors"), the investors set forth on Schedule II to the Purchase Agreement (the "Management Investors" and, together with the Emerald Investors and the Abrams Investors, collectively, the "Seller Parties"), US Salt, Emerald Lake Pearl Acquisition, L.P., a Delaware limited partnership, solely in its capacity as the Sellers Representative pursuant to the Purchase Agreement (the "Sellers Representative"), and, solely for the purposes of Section 7.16 to the Purchase Agreement and, as it relates thereto, Article XV of the Purchase Agreement, BCP Special Opportunities Fund III Originations LP, a Delaware limited partnership ("BCP"). Capitalized terms used in this section discussing the Purchase Agreement, but not herein defined shall have the respective meanings set forth in the Purchase Agreement.

Holdings acquired US Salt for an aggregate purchase price of approximately $921.7 million subject to customary adjustments, including for cash and net working capital, which was comprised of approximately $596.5 million in cash consideration (including, among other sources, the use of approximately $211.4 million in net borrowing proceeds from the Initial Term Loans and approximately $115.0 million in proceeds from the Rights Offering and Backstop Agreements) and approximately $325.2 million in equity rollover consideration. At the closing, $2.8 million in cash was placed into the Escrow Fund to satisfy the escrow obligations set forth under the Purchase Agreement and the Escrow Agreement.

Transactions

The transactions contemplated by the Purchase Agreement, and executed in the Closing, are as follows:

(a)

On February 26, 2026 (the "Closing Date") and prior to the Closing, certain of the Seller Parties and their Affiliates consummated the Pre-Closing Reorganization (as defined in the Purchase Agreement);

(b)	Prior to the Closing, certain Buyer Parties and their Affiliates consummated the Buyer Pre-Closing Reorganization (as defined in the Purchase Agreement);

(c)

Following the Pre-Closing Reorganization, (i) Blocker contributed all of the US Salt Units (defined below) then held by it to Holdings in exchange for Class B-1 Common Units of Holdings, and Holdings accepted such contribution and issued Class B-1 Common Units to Blocker in exchange therefor; and (ii) the Company contributed all of the US Salt Units then held by it to Holdings in exchange for Class B-1 Common Units of Holdings, and Holdings accepted such contribution and issued Class B-1 Common Units to the Company in exchange therefor (the transactions described in the foregoing clauses (i)-(ii), the "Internal Contribution and Exchange");

(d)

Blocker Seller sold to the Company, and the Company purchased from Blocker Seller, all of Blocker Seller’s remaining membership interests in Blocker for cash consideration, on the terms and subject to the conditions set forth in the Purchase Agreement (the "Blocker Sale");

(e)

As of immediately prior to the Parent Contribution and Exchange, (i) US Salt was collectively owned 100% by Emerald GP, Blocker, Emerald Fund, the Abrams Investors and the Management Investors, and (ii) Blocker was wholly-owned by Blocker Seller;

(f)

(i) Blocker Seller contributed a portion of its membership interests in Blocker to the Company in exchange for shares of ContextLogic common stock, and the Company accepted such contribution and issued shares of ContextLogic common stock to Blocker Seller in exchange therefor; (ii) Emerald GP and Emerald Fund contributed a portion of their respective Class A Units and Class B Units of US Salt Parent Holdings, LLC (together, the "US Salt Units") to the Company in exchange for shares of ContextLogic common stock, and the Company accepted such contribution and issued shares of ContextLogic common stock to Emerald GP and Emerald Fund in exchange therefor; and (iii) each of the Abrams Investors contributed a portion of its US Salt Units to the Company in exchange for shares of ContextLogic common stock, and the Company accepted such contribution and issued shares of ContextLogic common stock to each of the Abrams Investors in exchange therefor, in each case, on the terms and subject to the conditions set forth in the Purchase Agreement (the transactions described in the foregoing clauses (i)-(iii), the "Parent Contribution and Exchange");

(g)

Immediately following the consummation of the Parent Contribution and Exchange, (i) certain Management Investors contributed a portion of their US Salt Units to Holdings in exchange for the Preferred Units, and Holdings accepted such contribution and issued Preferred Units to such Management Investors in exchange therefor; (ii) Emerald GP contributed a portion of the US Salt Units then held by it to Holdings in exchange for Preferred Units of Holdings, and Holdings accepted such contribution and issued Preferred Units to Emerald GP in exchange therefor; (iii) the Abrams Investors (together with the Management Investors identified on Schedule 1.03 to the Purchase Agreement and Emerald GP, the "Rollover Sellers") contributed a portion of the US Salt Units then held by them to Holdings in exchange for Preferred Units of Holdings, and Holdings accepted such contribution and issued Preferred Units to the Abrams Investors in exchange therefor, in each case, on the terms and subject to the conditions set forth in the Purchase Agreement (the transactions described in the foregoing clauses (i)-(iii), the "Buyer Rollover"); and

(h)

Immediately following the consummation of the Buyer Rollover, Emerald GP, Emerald Fund, each of the Abrams Investors, and each of the Management Investors (collectively, the "Cash Sellers") sold to Holdings, and Holdings purchased from each such Person, all of the US Salt Units then held by such Person for cash consideration, on the terms and subject to the conditions set forth in the Purchase Agreement (the "US Salt Sale" and, together with the Parent Contribution and Exchange, the Blocker Sale, the Internal Contribution and Exchange and the Buyer Rollover, collectively, the "Transactions").

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
(b)
immediately available funds to the Sellers Representative (on behalf of the Cash Sellers (other than Blocker Seller)), representing the cash payments to be made in the US Salt Sale;
(c)
the Adjustment Escrow Amount (defined below) in an amount of $2.8 million to the Escrow Agent (defined below), consisting of immediately available funds and to be held in accordance with the terms of the Escrow Agreement;
(d)
the amount set forth in the payoff letters;
(e)
all Transaction Expenses, in the amounts and to the Persons set forth on the Estimated Closing Statement (or, in the case of any Transaction Expenses that constitute wages payable to employees of US Salt and its Subsidiaries, deposit such amounts with US Salt, LLC, a Delaware limited liability company ("Opco"), for further payment to the Persons entitled thereto no later than Opco’s second regularly scheduled payroll date following the Closing Date); and
(f)
the Expense Fund, in the amount of $0.3 million, to the Sellers Representative.

Pursuant to the Purchase Agreement, at or prior to the Closing, Holdings or ContextLogic delivered payments, including: immediately available funds to Blocker Seller and immediately available funds to the Sellers Representative (on behalf of the Cash Sellers (other than Blocker Seller)); $2.8 million (the "Adjustment Escrow Amount") to the Escrow Agent (defined below); the amount set forth in the payoff letters; all expenses of the transactions, in the amounts and to the persons set forth on the estimated closing statement of the Purchase Agreement.

The Backstop Agreements

Simultaneously with entering into and as contemplated by the Purchase Agreement, Holdings entered into a backstop agreement with BCP (such agreement, the "BCP Backstop Agreement") and ContextLogic entered into backstop agreements with Abrams Capital (the "Abrams Backstop Agreements" and, together with the BCP Backstop Agreement, the "Backstop Agreements"). Under the respective Backstop Agreements, in the event the Rights Offering (as defined below) was not fully subscribed at the expiration of the Rights Offering period, (i) BCP was obligated to purchase the Preferred Units from Holdings at a price of $8.00 per Preferred Unit (the "Per Unit Subscription Price") for an aggregate amount not to exceed $92.0 million (the "BCP Cap") and (ii) each of ACP I and ACP II was obligated to purchase shares of ContextLogic common stock from ContextLogic at a price of $8.00 per share (the "Per Share Subscription Price"), for an aggregate amount not to exceed (a) $1.6 million for ACP I (the "ACP I Cap") and (b) $21.4 million for ACP II (the "ACP II Cap" and, together with the BCP Cap and the ACP I Cap, each a "Cap"). For the avoidance of doubt, in no event will the purchase price under the respective backstops exceed the BCP Cap, ACP I Cap, or ACP II Cap, as applicable.

Subject to the expiration of the Rights Offering period and the terms and conditions of the Rights Offering, which were customary and subject to the prior written approval of each of BCP, ACP I and ACP II:

•
BCP purchased, and Holdings issued and sold to BCP, approximately 11,156 thousand Preferred Units equal to the quotient of (A) (i) the product of 80% multiplied by (ii) the difference between (x) the Rights Offering Amount, minus (y) the dollar amount of proceeds from the Rights Offering actually received by ContextLogic prior to (and that remain available to ContextLogic at) or immediately prior to the closing of the Transactions (such product, the "BCP Purchase Price") divided by (B) the Per Unit Subscription Price, for an amount in cash equal to $89.3 million;
•
ACP I purchased, and ContextLogic issued and sold to ACP I, approximately 190 thousand shares of ContextLogic common stock equal to the quotient of (A) (i) the product of 1.366% multiplied by (ii) the difference between (x) the Rights Offering Amount, minus (y) the dollar amount of proceeds from the Rights Offering actually received by ContextLogic prior to (and that remain available to ContextLogic at) or immediately prior to the closing of the Transactions (such product, the "ACP I Purchase Price") divided by (B) the Per Share Subscription Price, for an amount in cash equal to $1.5 million; and
•
ACP II purchased, and ContextLogic issued and sold to ACP II, approximately 2,599 thousand shares of ContextLogic common stock equal to the quotient of (A) (i) the product of 18.634% multiplied by (ii) the difference between (x) the Rights Offering Amount, minus (y) the dollar amount of proceeds from the Rights Offering actually received by ContextLogic prior to (and that remain available to ContextLogic at) or immediately prior to the closing of the Transactions (such product, the "ACP II Purchase Price") divided by (B) the Per Share Subscription Price, for an amount in cash equal to $20.8 million.

The Financing Arrangements

As contemplated by the Purchase Agreement, on December 8, 2025, Holdings entered into an agreement (the "Debt Commitment Letter") with certain lenders, pursuant to which the lenders committed to fund up to $215.0 million to Holdings in connection with a new senior secured first lien term loan facility (the "Term Facility") and $25.0 million to Holdings in connection with a new senior secured first lien revolving loan facility (the "Revolving Facility" and, together with the Term Facility, the "Facilities" or "Financings") in each case subject to the terms and conditions set forth in the Debt Commitment Letter.

On the Closing Date, Holdings, as the initial borrower, entered into a Credit Agreement (as amended, restated, amended and restated, extended, supplemented or otherwise modified in writing from time to time, the "Credit Agreement"), with US Salt Investors, LLC, a Delaware limited liability company (the "Borrower"), as the borrower, US Salt Holdings, LLC, a Delaware limited liability company ("US Salt Holdings"), as holdings, the guarantors from time to time party thereto, Wilmington Trust, National Association, as administrative agent and collateral agent (the "Agent"), and each lender from time to time party thereto (the "Lenders"). Immediately after the consummation of the Credit Agreement, the Borrower succeeded to the rights and obligations of Holdings under the Credit Agreement and other Loan Documents (as defined in the Credit Agreement) and Holdings was released from its obligations under the Credit Agreement and other Loan

Documents. The obligations under the Credit Agreement are guaranteed by US Salt Holdings and certain of the Borrower’s subsidiaries (collectively, the "Guarantors") and collateralized by substantially all of the assets of the Borrower and the Guarantors.

The Credit Agreement provides for (i) an initial term loan facility in an aggregate principal amount of $215.0 million (the "Initial Term Loans") and (ii) a revolving credit facility in an initial aggregate principal amount of $25.0 million (the "Revolving Loans" and, together with the Initial Term Loans, the "Loans"). The Credit Agreement provides that the Borrower has the right at any time and from time to time to incur one or more incremental revolving commitments and/or incremental term loans, subject to certain customary conditions and other requirements. The Lenders under the Credit Agreement are not obligated to provide any such incremental loans or commitments. The Initial Term Loans were borrowed on the Closing Date. The Loans mature on February 26, 2033.

At the Borrower’s option, and subject to certain conditions, the Loans bear interest at a base rate or a term Secured Overnight Financing Rate ("SOFR") rate plus, in each case, an applicable margin determined by the Borrower’s Consolidated First Lien Net Leverage Ratio (as defined in the Credit Agreement). For borrowings that bear interest at a term SOFR rate, the applicable margin is a per annum amount equal to an amount between 4.00% and 4.50%. The Borrower is also required to pay a commitment fee with respect to unused available commitments under the revolving credit facility in a per annum amount, determined by the Borrower’s Consolidated First Lien Net Leverage Ratio, equal to an amount between 0.375% and 0.50%. The Borrower is also obligated to pay the Agent and Lenders other fees and premiums customary for credit facilities of this size and type.

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

Registration Rights Agreement

Demand Registration

As contemplated by the Purchase Agreement, on the Closing Date, ContextLogic and certain of the Rollover Sellers entered into a Registration Rights Agreement (the "Registration Rights Agreement"), pursuant to which each signatory to the Registration Rights Agreement listed as Lead Investor (a "Lead Investor") shall have the right to make a written request to ContextLogic for registration under the Securities Act of 1933, as amended (the "Securities Act") of the offer and sale to the public of any Registrable Securities pursuant to a Registration Statement (such request, a "Demand Registration Request") of all or part of the Registrable Securities held by such Lead Investor which would reasonably be expected to result in gross proceeds of at least $15.0 million and ContextLogic will agree to file a Registration Statement with the SEC within thirty (30) days of receipt of the Demand Registration Request (or, if such 30-day period falls in a Company Blackout Period (as defined below), within five (5) Business Days from the end of such Company Blackout Period) and use its reasonable best efforts to cause such Registration Statement to be promptly declared effective under the Securities Act. No more than two (2) Business Days after receiving a Demand Registration Request, ContextLogic shall deliver a written notice (a "Demand Notice") of such Demand Registration Request to all the Lead Investors and each signatory to the Registration Rights Agreement listed as other investors who then hold Registrable Securities under the Registration Rights Agreement (collectively, the "Holders"), offering them the opportunity to include their Registrable Securities in the Demand Registration. Subject to Section 3.1.7 of the Registration Rights Agreement, ContextLogic shall include in the Demand Registration all such Registrable Securities with respect to which ContextLogic has received written requests for inclusion therein within three (3) Business Days after the date that the Demand Notice was delivered. ContextLogic shall use its reasonable best efforts to cause the Demand Registration Statement to become effective and remain effective for not less than one hundred eighty (180) days, subject to certain conditions in the Registration Rights Agreement.

Shelf Registration

Additionally, pursuant to the Registration Rights Agreement, upon the written request of any of the Lead Investors (such request, a "Shelf Registration Request"), ContextLogic will be required to promptly file a shelf Registration Statement (as defined in the Registration Rights Agreement) with the SEC pursuant to Rule 415 under the Securities Act relating to the offer and sale of Registrable Securities by any Holders thereof and shall use reasonable best efforts to cause such Shelf Registration Statement to promptly become effective under the Securities Act (such Registration pursuant to a Shelf

Registration Request, a "Shelf Registration"). No more than two (2) Business Days after receiving a Shelf Registration Request, ContextLogic shall deliver a written notice (a "Shelf Registration Notice") of any such request to all other Holders, which shall specify, if applicable, the amount of Registrable Securities to be registered and shall offer each such Holder the opportunity to include their Registrable Securities in the Shelf Registration. ContextLogic shall include in such Shelf Registration all such Registrable Securities with respect to which ContextLogic has received written requests for inclusion therein within three (3) Business Days (or such shorter period as may be reasonably requested in connection with an underwritten "block trade") after the date that the Shelf Registration Notice has been delivered. ContextLogic shall use its reasonable best efforts to keep such Shelf Registration Statement continuously effective under the Securities Act in order to permit the Prospectus (as defined below) forming part of the Shelf Registration Statement to be usable by Holders until the earlier of: (i) the date as of which all Registrable Securities have been sold pursuant to the Shelf Registration Statement or another Registration Statement filed under the Securities Act (but in no event prior to the applicable period referred to in Section 4(a)(3) of the Securities Act and Rule 174 thereunder); and (ii) the date as of which no Holder holds Registrable Securities.

Shelf Takedown

At any time ContextLogic has an effective Shelf Registration Statement with respect to a Holder’s Registrable Securities, any of the Lead Investors may make a written request (a "Shelf Takedown Request") to ContextLogic to effect a Public Offering (as defined in the Registration Rights Agreement), including an Underwritten Shelf Takedown (as defined in the Registration Rights Agreement), of all or a portion of such Holder’s Registrable Securities that may be registered. No more than two (2) Business Days after receiving a Shelf Takedown Request (or such shorter period as may be reasonably requested in connection with an underwritten "block trade") for any Underwritten Shelf Takedown, ContextLogic shall deliver a notice (a "Shelf Takedown Notice") to each other Holder with Registrable Securities covered by the applicable Registration Statement, or to all other Holders if such Registration Statement is undesignated (each a "Potential Takedown Participant"). The Shelf Takedown Notice shall offer each such Potential Takedown Participant the opportunity to include in any Underwritten Shelf Takedown such number of Registrable Securities as each such Potential Takedown Participant may request in writing. ContextLogic shall include in the Underwritten Shelf Takedown all such Registrable Securities with respect to which ContextLogic has received written requests for inclusion therein within three (3) Business Days (or such shorter period as may be reasonably requested in connection with an underwritten "block trade") after the date that the Shelf Takedown Notice has been delivered.

Piggyback Registration

If ContextLogic at any time proposes to file a Registration Statement under the Securities Act or to conduct a Public Offering (as defined below) with respect to any offering of its equity securities subject to certain exceptions, then, no less than ten (10) Business Days prior to the proposed date of filing of such Registration Statement or, in the case of a Public Offering under a Shelf Registration Statement, the anticipated pricing or trade date, ContextLogic shall give written notice (a "Piggyback Notice") of such proposed filing or Public Offering to all Holders, and such Piggyback Notice shall offer the Holders the opportunity to register under such Registration Statement, or to sell in such Public Offering, such number of Registrable Securities as each such Holder may request in writing. Subject to Section 3.3.2 of the Registration Rights Agreement, ContextLogic shall include in such Registration Statement or Public Offering all such Registrable Securities that are requested to be included therein within five (5) Business Days after the receipt by such Holder of any such notice, subject to certain exceptions as discussed in more detail in the Registration Rights Agreement.

For purposes of the foregoing description of the Registration Rights Agreement and as defined in the Registration Rights Agreement:

•
"Business Day" means any day that is not a Saturday, a Sunday or other day on which banks are required or authorized by law to be closed in the City of New York.
•
"Company Blackout Period" means the period starting two weeks prior to the end of any fiscal quarter and ending on the second (2nd) Business Day after earnings are publicly reported for such period.
•
"Issuer Free Writing Prospectus" means an issuer free writing prospectus, as defined in Rule 433 under the Securities Act, relating to an offer of the Registrable Securities.
•
"Prospectus" means (i) the prospectus included in any Registration Statement, all amendments and supplements to such prospectus, including post-effective amendments and supplements, and all other material incorporated by reference in such prospectus, and (ii) any Issuer Free Writing Prospectus.

•
"Public Offering" means the offer and sale of Registrable Securities for cash pursuant to an effective Registration Statement under the Securities Act (other than a Registration Statement on Form S-4 or Form S-8 or any successor form).
•
"Registrable Securities" means (i) all shares of ContextLogic common stock, (ii) all shares of ContextLogic common stock issuable upon exercise, conversion or exchange of any option, warrant or convertible security of any Person (as defined in the Registration Rights Agreement) that is not then subject to vesting or forfeiture to ContextLogic and (iii) all shares of ContextLogic common stock directly or indirectly issued or then issuable with respect to the securities referred to in clauses (i) or (ii) above by way of a stock dividend or stock split, or in connection with a combination of shares, recapitalization, merger, consolidation or other reorganization, in any such case under clauses (i), (ii) or (iii) above, whether owned on the date hereof or hereafter acquired; provided, however, that shares of ContextLogic common stock that are then subject to forfeiture to ContextLogic shall not be deemed "Registrable Securities" for purposes of Section 3.1, 3.2.4 or 3.3 of the Registration Rights Agreement. As to any particular Registrable Securities, such securities shall cease to be Registrable Securities when (w) a Registration Statement with respect to the sale of such securities shall have become effective under the Securities Act and such securities shall have been disposed of in accordance with such Registration Statement, (x) such securities shall have been Transferred (as defined in the Registration Rights Agreement) pursuant to Rule 144, (y) such Holder is able to immediately sell such securities under Rule 144 without any restrictions on transfer (including without application of paragraphs (c), (d), (e), (f) and (h) of Rule 144), or (z) such securities shall have ceased to be outstanding.
•
"Registration Statement" means any registration statement of ContextLogic filed with, or to be filed with, the SEC under the Securities Act, including the related Prospectus, amendments and supplements to such registration statement, including pre- and post-effective amendments, and all exhibits and all material incorporated by reference in such registration statement other than a registration statement (and related Prospectus) filed on Form S-4 or Form S-8, or any successor form to either of the foregoing.

Voting Agreement

As contemplated by the Purchase Agreement, on the Closing Date, each of the Abrams Investors and BCP (together, the "Voting Entities"), entered into a voting agreement (the "Voting Agreement"). Pursuant to the Voting Agreement, each of the Voting Entities agreed, among other matters, to vote their shares of ContextLogic common stock: (i) to cause the board of directors of ContextLogic to be comprised of seven (7) directors at all times; (ii) for the election of two (2) individuals designated by the Abrams Investors to serve as directors on the Board (the "Abrams Nominees"), subject to certain conditions; (iii) for the election of two (2) individuals designated by BCP to serve as directors on the Board (the "BCP Nominees"), subject to certain conditions; (iv) for the election of any three (3) individuals, as each party may determine in its respective sole discretion, who qualify as independent directors to serve as directors on the Board; and (v) against any action, proposal, transaction or agreement that would or would reasonably be expected to result in the removal of any Abrams Nominee from the Board without the prior written consent of the Abrams Investors or any BCP Nominee from the Board without the prior written consent of BCP.

Escrow Agreement

As contemplated by the Purchase Agreement, on the Closing Date, Wilmington Trust, NA, a national banking association (the "Escrow Agent"), the Sellers Representative, and Holdings entered into an Escrow Agreement which sets forth the terms of the Adjustment Escrow Fund (as defined therein), which includes the Adjustment Escrow Amount of $2.8 million (the "Escrow Agreement"). Pursuant to the Escrow Agreement, the Escrow Agent will hold the Escrow Funds in an account established with and designated by the parties to the Escrow Agreement by the Escrow Agent, pursuant to which the Escrow Funds shall be held in a segregated, non-commingled deposit account titled in the name of the Escrow Agent for the benefit of the parties and not merely by book-entry identification.

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

Sugarman Employment Agreement

On December 8, 2025, David Sugarman, current Chief Executive Officer of Opco, a subsidiary of US Salt, entered into an amended and restated employment agreement (the "Sugarman Employment Agreement") with Opco for the position of Chief Executive Officer of Opco. In connection with the Transaction, Opco will become a subsidiary of ContextLogic, and as such, ContextLogic’s Compensation Committee and Board have approved the assumption of the employment agreement with Mr. Sugarman. Under the terms of the Sugarman Employment Agreement, Mr. Sugarman will receive a base salary of $550,000, will be eligible for an annual discretionary bonus of between 0% to 150% of his base salary based on achievement of EBITDA growth metrics of Opco, and will be eligible to participate in a long-term incentive program that vests over a five-year performance period. Upon a termination of Mr. Sugarman’s employment without "Cause" or by Mr. Sugarman for "Good Reason" (as such terms are defined in the Sugarman Employment Agreement), he is eligible for any earned but unpaid prior year’s bonus, any vested portion of his long-term incentive award, payable at the same time such award would have been paid had he remained employed, 12 months’ base salary continuation, a pro-rated bonus for the year of termination, based on actual performance, and up to 12 months’ COBRA premium payments, in each case conditioned upon his timely execution and non-revocation of a release of claims and compliance with his restrictive covenants.

Rights Offering

On January 22, 2026, the Company commenced a rights offering (the "Rights Offering") to distribute to the holders of ContextLogic common stock subscription rights to purchase shares of ContextLogic common stock. Each subscription right entitled the holder to purchase 0.53486 shares of ContextLogic common stock at an exercise price of $8.00 per share. The Rights Offering was conducted in connection with the US Salt Acquisition.

On February 25, 2026, 429,463 aggregate shares of ContextLogic common stock validly subscribed for pursuant to the Rights Offering were issued, with a total purchase price of all shares sold of approximately $3.4 million.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The US Salt Acquisition is accounted for as a business combination under Accounting Standards Codification Topic 805, Business Combinations, using the acquisition method of accounting, and ContextLogic has been determined to be the accounting acquirer.

As a result of the significance of the relative operations of US Salt acquired in the US Salt Acquisition, US Salt is reflected as the Predecessor to the combined entity for financial statement purposes. Accordingly, all periods presented through the closing date of the US Salt Acquisition, February 26, 2026, reflect the historical balances and results of US Salt Parent Holdings, LLC and all its majority or wholly owned subsidiaries ("US Salt Parent") ("Predecessor"). Periods presented after the closing of the US Salt Acquisition reflect the accounts of the Company and its wholly owned subsidiary along with Holdings and Holdings' wholly owned subsidiaries, including US Salt Parent ("Successor"). In accordance with the application of acquisition accounting, the assets and liabilities of US Salt acquired by the Company have been remeasured to fair value in the Successor periods.

Certain costs were contingent solely upon the consummation of the US Salt Acquisition and are therefore not reflected in either the Predecessor or Successor income statements. These costs, totaling $4.8 million, consist of unit-based incentive compensation expense related to the accelerated vesting of US Salt time-vested and performance-vested incentive units that vested upon the change in control pursuant to pre-existing award agreements. These amounts were fully contingent upon the closing of the US Salt Acquisition and US Salt would not have recognized the expense absent consummation of the transaction. The vested awards were included in the outstanding shares acquired in the US Salt Acquisition; as a result, the fair value of the consideration exchanged for the ownership interests related to the incentive units subject to accelerated vesting is included in the consideration transferred. Refer to Note 14, Equity and Noncontrolling Interest, for additional information related to the incentive units.

For the period from January 1 to February 26, 2026, the public company and parent-level items of the Company, distinct and separate from the operating results of US Salt, ("CLHI Corporate") had general and administrative expenses of $1.0 million, transaction expenses of $1.4 million, net interest and other income of $1.2 million, net loss of $1.2 million, accretion on CLHI Corporate's redeemable noncontrolling interest's preferred shares of $0.5 million, and a final net loss attributable to common stockholders of $1.7 million. Refer to Note 14, Equity and Noncontrolling Interest, for more information about CLHI Corporate's redeemable noncontrolling interest prior to the US Salt Acquisition.

The interim condensed consolidated financial statements as of March 31, 2026 (Successor) and December 31, 2025 (Predecessor) and for the period from February 27, 2026 to March 31, 2026 (Successor), the period from January 1,

2026 to February 26, 2026 (Predecessor), and the three months ended March 31, 2025 (Predecessor) are unaudited. In the opinion of management, the interim financial data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The Consolidated Balance Sheet as of December 31, 2025 is derived from the audited consolidated financial statements, however, it does not include all of the information and footnotes required by GAAP for complete financial statements.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 5, 2026 (the "2025 Form 10-K"). The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future interim periods.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. These estimates form the basis for judgments the Company makes about the carrying values of its assets and liabilities that are not readily available from other sources. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions. Significant changes, if any, in those estimates and assumptions will be reflected in the consolidated financial statements in future periods.

These estimates include, but are not limited to, revenue recognition, impairment analysis of goodwill, depletion of salt reserves, impairment of long-lived assets and finite-lived intangible assets, fair value of financial instruments, contingent liabilities, and uncertain tax positions.

Summary of Significant Accounting Policies

Revenue recognition

Revenue is recognized at the point in time when control is transferred to the customer. In general, control transfers to a customer when the product is shipped or delivered to the customer based upon applicable shipping terms, as the customer can direct the use and obtain substantially all the remaining benefits from the product at this point in time. The Company’s revenue is reported as net sales and is measured as the determinable transaction price, net of any variable consideration such as discounts, sales incentives, rights to return product, and any taxes collected from customers and remitted to governmental authorities. Refer to Note 3 Revenue for further information.

Cost of sales

Cost of sales reflects the costs to produce our products, which primarily consists of labor, employee benefits, materials, depreciation and depletion, shipping and handling, and overhead. Cost of sales is capitalized in inventory and expensed when control is transferred to the customer.

Accounts receivable, net and allowance for expected credit losses

Accounts receivable, net of allowance are uncollateralized customer obligations billed under contract terms. Accounts receivable are stated at their net realizable value. The Company estimates an allowance for credit losses based upon the evaluation of several factors including related ages of past due receivables, customer type, customer credit worthiness, knowledge of a customer’s financial conditions, historical collection experience, current economic factors, and other factors relevant to assessing the expected credit losses. The Company records uncollectible amounts against the allowance for credit losses once management determines the amount to be uncollectible.

Concentration of credit and customer risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist of cash and accounts receivable.

Cash balances at various times during the year may exceed the amount insured by the Federal Deposit Insurance Corporation. The Company monitors the credit ratings of financial institutions where its cash deposits are held, and has not incurred any losses related to such deposits.

The Company can, at times, be subject to a concentration of credit risk with respect to outstanding accounts receivable. The Company’s customers are located throughout the United States through various channels including national retail chains, pharmaceutical companies, food service operators, and independent distributors. Although the Company generally grants credit without collateral, management believes that its contract acceptance, billing and collection policies are adequate to minimize material credit risk. The Company has one major customer which accounted for over 10% of accounts receivable as of March 31, 2026 (Successor) and December 31, 2025 (Predecessor). The Company also has one major customer, which accounts for over 10% of net sales for the period from February 27, 2026 to March 31, 2026 (Successor), the period from January 1, 2026 to February 26, 2026 (Predecessor), and the three months ended March 31, 2025 (Predecessor).

Inventories and other inventories

Salt is reported as inventory at the point in time it is extracted from the brine well. Salt inventories, packaging, supplies, and maintenance materials are valued at the lower of cost or net realizable value, with cost determined on standard costing method. Substantially all costs associated with the production of finished goods, such as labor, supplies, equipment cost, inbound freight and overhead (including depletion of salt reserves), are captured as inventory costs.

Maintenance materials are expensed as consumed or capitalized into property, plant and equipment if it meets the criteria of a capital expenditure. Additionally, maintenance materials that are not expected to be used in the next twelve months from the balance sheet date are recorded as other inventories in the Condensed Consolidated Balance Sheets.

Management monitors inventory levels and adjusts valuation for slow-moving inventory, shrinkage, obsolescence, and markdowns. The Company accounts for slow-moving or obsolete inventory that is established based on management’s estimates of the net realizable value of the related products at the end of each reporting period.

Property, plant and equipment, net

Property and equipment is stated at cost less accumulated depreciation and depletion. Expenditures for renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense. When depreciable properties are retired or sold, the cost and related accumulated depreciation is eliminated from the accounts and any resulting gain or loss is reflected in the Company’s Condensed Consolidated Statements of Operations. Depreciation is provided using the straight-line method, based on the useful lives of assets which range from three to twenty years.

Property, plant and equipment also includes salt reserves, which consist of brine fields and underground salt bed owned by the Company. Salt reserves are depleted on a units-of-production basis based on the estimated annual consumption as extraction of reserves takes place.

The following table summarizes the estimated useful lives of the Company’s different classes of property, plant and equipment:

Years
Buildings and improvements	10 - 20
Machinery and equipment	3 - 14

Construction in Process (CIP) represents the accumulated costs of construction and development for assets that are not yet completed and ready for their intended use. CIP is recorded as property, plant and equipment in the condensed consolidated financial statements and is not depreciated until the asset is placed into service. Borrowing costs are recognized, as an expense, in the period in which they are incurred, except to the extent that they are capitalized. Borrowing costs that are directly attributable to the acquisition, construction or production of a qualifying asset are capitalized as part of the cost of that asset when it is probable that they will result in future economic benefits to the entity and that the costs can be measured reliably. The Company capitalized insignificant amounts of interest cost for the period from February 27, 2026 to March 31, 2026 (Successor) and the period from January 1, 2026 to February 26, 2026 (Predecessor), and capitalized interest costs of $0.1 million for the three months ended March 31, 2025 (Predecessor). Borrowing costs that are not directly attributable to the acquisition, construction or production of a qualifying asset are recognized in profit or loss.

Leases

The Company determines if an arrangement is a lease at its inception. In certain of the Company’s lease arrangements, judgment is required in determining if a contract contains a lease. For these arrangements, there is judgment in evaluating if the arrangement involves an identified asset that is physically distinct or whether the Company has the right to substantially all of the capacity of an identified asset that is not physically distinct. In arrangements that involve an identified asset, there is also judgment in evaluating if the Company has the right to direct the use of that asset.

The Company determines whether an arrangement is or contains a lease, its classification, and its term at the lease commencement date. The Company leases office space, warehouses, and equipment under non‑cancelable operating and finance leases. A lease is classified as a finance lease if it transfers ownership, includes a purchase option reasonably certain to be exercised, covers a major portion of the asset’s economic life, has payments that approximate substantially all of the asset’s fair value, or involves an asset of specialized nature. Leases with a term greater than one year will be recognized on the Condensed Consolidated Balance Sheets as right-of-use (ROU) assets, current lease liabilities, and if applicable, long-term lease liabilities. The Company includes renewal options to extend the lease term where it is reasonably certain that it will exercise these options. Lease liabilities and the corresponding ROU assets are recorded based on the present values of lease payments over the lease term. The interest rate implicit in the Company’s leases are not readily determinable. As such, the Company uses its incremental borrowing rate as the discount rate, which approximates the interest rate at which the Company could borrow on a collateralized basis with similar terms and payments and in similar economic environments. The Company’s leases have remaining terms ranging from 1 to 5 years, with some of those leases including options that grant the Company the ability to renew or extend the lease term. When determining the lease term, the Company does not include periods covered by the renewal options unless they are reasonably certain to exercise such renewal options.

Leases with an initial term of 12 months or less are not recorded on the Condensed Consolidated Balance Sheets. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company accounts for lease and non-lease components, principally common area maintenance for its facilities leases, as a single lease component for its facilities leases. Variable lease costs represent additional expenses incurred by the Company that are not included in the lease payment. Variable lease costs include maintenance charges, taxes, insurance, and other similar costs, and are recorded within cost of sales, selling expense, and general and administrative expense on the Condensed Consolidated Statements of Operations for the period from February 27, 2026 to March 31, 2026 (Successor), the period from January 1, 2026 to February 26, 2026 (Predecessor), and the three months ended March 31, 2025 (Predecessor).

Debt issuance costs

Debt issuance costs are amortized using the effective interest method over the term of the related borrowing agreement and the amortization is included in interest expense within the Condensed Consolidated Statements of Operations. The unamortized portion of deferred financing fees associated with long-term borrowings are shown netted against the Company's outstanding long-term debt.

Environmental cost

Environmental costs, other than those of a capital nature, are accrued at the time when exposure becomes known, and costs can be reasonably estimated. Costs are accrued based upon management’s estimates of all direct costs. Amounts accrued for environmental matters were not material as of March 31, 2026 (Successor) and December 31, 2025 (Predecessor).

Asset retirement obligations

Legal obligations associated with the retirement of long-lived assets are reflected at their estimated fair value, with a corresponding charge to cost of goods sold, at the time they are incurred. Asset retirement obligations (ARO) primarily consist of spending estimates related to capping brine wells and support facilities in accordance with federal and state reclamation laws as defined by each mining permit. The Company estimates and records the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The liability is accreted to its present value each period and the capitalized cost is amortized using the units-of-production method over estimated recoverable reserves upon commencement of salt extraction. The amortized cost is included in the cost of sales in the Condensed Consolidated Statements of Operations.

Finite-lived intangible assets and long-lived assets

Finite-lived intangible assets acquired by the Company are initially recorded at fair value and amortized using the straight-line method to distribute the initial value of the assets over the estimated useful lives, which management has determined to be between ten and fifteen years.

The Company reviews long-lived assets including right-of-use assets and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable.

Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the use and eventual disposition of the asset. If such assets are considered impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.

There were no impairment indicators of long-lived assets or finite-lived intangibles for the period from February 27, 2026 to March 31, 2026 (Successor), the period from January 1, 2026 to February 26, 2026 (Predecessor), and the three months ended March 31, 2025 (Predecessor).

Goodwill

Goodwill consists of the excess cost of an acquired business over the fair market value of the underlying net assets. We review goodwill annually for impairment, or more frequently if impairment indicators arise. We do not amortize such assets.

The Company performs an annual impairment test as of October 1 of each year or more frequently if events or changes in circumstances indicate that the asset may be impaired. As the Company's business is highly integrated and its components have similar economic characteristics, management has concluded the Company operates as one reporting unit at the entity level. The Company evaluates goodwill for potential impairment on an annual basis or when indicators of impairment exist during the year. When the Company evaluates goodwill for potential impairment, generally, the Company first performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. A qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, financial performance and other entity or reporting unit specific events. If the Company determines qualitatively that it is more likely than not that the fair value of a reporting unit is less than its carrying value, or if the Company decides to bypass the qualitative assessment, the Company performs a quantitative analysis. The quantitative analysis is used to identify both the existence of impairment and the amount of impairment loss by comparing the estimated fair value of a reporting unit to its carrying value. The estimated fair value is based on forward-looking estimates of performance and cash flows of the reporting unit, which are based on historical operating results, adjusted for current and expected future market conditions, as well as various internal projections and external sources. If the carrying value of the reporting unit exceeds its estimated fair value, an impairment loss would be recognized in our Condensed Consolidated Statements of Operations in an amount equal to the excess of the carrying value over the estimated fair value, limited to the total amount of goodwill allocated to that reporting unit.

Foreign currency transactions

Transactions in foreign currencies are translated into the functional currency (USD) using exchange rates prevailing at the dates of the transactions. Gains and losses on foreign currency transactions are recognized in Condensed Consolidated Statements of Operations.

Segment

The Company operates in one segment based upon the financial information used by its Chief Operating Decision Maker ("CODM") in evaluating the financial performance of its business and allocating resources. The single segment represents the Company’s core business of selling salt products to its customers. See Note 19 Segment Information for further information on the Company’s reportable segment.

Income taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax assets and deferred tax liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and deferred tax liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations. If the Company determines that it would be able to realize the deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

It is the Company’s policy to include penalties and interest expense related to income taxes as a component of interest and other income, net as necessary.

Noncontrolling Interest

Noncontrolling interest includes the share of Holdings' issued Class A Convertible Preferred Units ("Preferred Units"). These Preferred Units have a preference right upon a liquidation or distribution event to have their capital contribution returned first. Only after all Class A Capital Contribution (total cash or property contributed to Holdings from the Class A Members) has been returned can Class B or Class P Members earn any returns. The Company thus allocates its net income or loss using a balance sheet approach referred to as the hypothetical liquidation at book value ("HLBV") method. Under the HLBV method, the amounts reported as noncontrolling interest represent the amounts Holdings' members would hypothetically receive at each balance sheet date under the liquidation provisions of the Second Amended and Restated Limited Liability Company Agreement (the "Second A&R LLC Agreement"), assuming the net assets of the funding structures were liquidated at their recorded amounts determined in accordance with GAAP. The members' interests in Holdings' results of operations are determined as the difference in noncontrolling interest at the start and end of each reporting period, after taking into account any capital transactions between Holdings and its members.

Comprehensive Income

The Company had no other comprehensive income or loss for the periods presented. Accordingly, net income equals comprehensive income.

Unit-based compensation (Predecessor only)

US Salt Parent Holdings accounted for unit-based compensation by recording expenses using the fair value of Class B unit ("USPH Class B unit") awards at the time of grant. In estimating the fair value of the USPH Class B units granted, US Salt Parent Holdings utilized the option pricing model ("OPM"), in the form of a single stochastic valuation process applying the Black-Scholes Pricing Model ("BSPM"), along with the Monte-Carlo simulation model ("MCSM"). The BSPM and MCSM provided the ability to analyze financial instruments within a complex capital structure and whose values derived from variable significant inputs and assumptions along with future financial outcomes upon future events such as change of control or capital raise (such as an IPO). The application of the valuation method involved inputs and assumptions that were judgmental and highly sensitive.

US Salt Parent Holdings recognized expenses associated with such USPH Class B unit awards over the service period when the grant was service based. The unit-based compensation expense for performance-based USPH Class B units was recognized when management determined that it was probable that the performance criteria is met and if and only if participant had been continuously employed by or continuously providing services to US Salt Parent Holdings from the vesting start date through the date of which the performance criteria is met. US Salt Parent Holdings' accounting policy was to recognize forfeitures as they occurred. US Salt Parent Holdings may have made cash payments to repurchase vested USPH Class B units and forfeited the unvested USPH Class B units due to termination or departure of an employee or member of the Board of Directors. Upon the repurchase, US Salt Parent Holdings recorded the repurchase price (which under the terms of the grant agreements will be at fair value) as a reduction of equity, and the previously recognized compensation expenses for unvested USPH Class B units were reversed.

Subscription note receivable (Predecessor only)

US Salt Parent Holdings was able to issue Class A units ("USPH Class A units") to employees and receive subscription notes receivable. The subscription notes receivable was repaid through cash upon receipt of annual bonus. The notes were able to be voluntarily prepaid at any time without penalty. In addition, the notes required mandatory prepayment, without premium or penalty, upon the purchaser’s receipt of any cash proceeds related to the securities, including cash distributions (other than tax distributions) or transfers of such securities, in an amount equal to the proceeds received. Subscription notes receivable were classified as a deduction from Members' equity within the Condensed Statement of Changes in Members’ Equity.

Noncontrolling parent interest (Predecessor only)

Emerald Lake Capital LP together with Emerald Fund, Blocker Seller, and Emerald Lake Pearl Holding LLC owned approximately 99.5% of the Class A units of US Salt Parent Holdings through EL US Salt Aggregator, LP ("Aggregator"), which held the 1% noncontrolling parent interest in US Salt Intermediate Holdings, LLC. Net income or loss attributable to the noncontrolling parent interest on the Condensed Consolidated Statements of Operations represented the portion of earnings or losses attributable to the interest in US Salt Parent Holdings' subsidiaries held by Aggregator.

Net income per unit (Predecessor only)

As of December 31, 2025 (Predecessor), US Salt Parent Holdings had outstanding subscription notes receivable from members when certain USPH Class A units were issued. US Salt Parent Holdings concluded that it 1) could cancel the USPH Class A units if the member defaulted on the subscription notes receivable and (2) intended to exercise this cancellation right. For net income per unit calculation purposes, US Salt Parent Holdings treated the unpaid USPH Class A units that were issued and legally outstanding in the same manner as an option. The unpaid USPH Class A units were issued and legally outstanding and had the same distribution and participation rights as the paid USPH Class A units. Net income per unit for the three months ended March 31, 2025 (Predecessor) was calculated using the two-class method. The two-class method required an allocation of earnings to all securities (USPH Class A units and USPH Class B units) that participated in net income to the extent that each such security was able to share in US Salt Parent Holdings' earnings. Basic net income per unit was calculated by dividing net income attributable to Parent Holdings Class A members by the weighted average number of USPH Class A units.

Diluted net income per unit for the three months ended March 31, 2025 (Predecessor) was calculated by applying the two-class method for participating securities and then incorporating the dilutive effects of other potential USPH Class A units, determined using the treasury stock method, to arrive at the most dilutive net income per unit. The two-class method used net income available to Class A members and assumed conversion of all potential units other than the participating securities. There were no dilutive securities outstanding as of December 31, 2025 (Predecessor).

Besides the above, there have been no changes to the Company’s significant accounting policies described in its 2025 Form 10-K that have had a material impact on its condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends the guidance in ASC 326 to simplify the estimation of credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The amendments allow all entities to elect a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. Entities are required to disclose their practical expedient and accounting policy elections. The Company has applied this amendment prospectively starting in 2026. There was no significant impact upon adopting this standard.

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

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which was intended to provide clarity without changing, expanding, or reducing current interim reporting or disclosure requirements. The amendments in this ASU are effective to all entities that provide interim financial statements and notes in accordance with GAAP for interim reporting periods within annual reporting periods beginning after December 15, 2027 for public business entities and for interim reporting periods within annual reporting periods beginning after December 15, 2028 for entities other than public entities. Early adoption is permitted. The Company is evaluating the impact this amended guidance may have on the footnotes to the condensed consolidated financial statements.

The Company has considered all other recently issued accounting pronouncements and concluded they are either not applicable to the business or no material impact is expected on the condensed consolidated financial statements or notes as a result of future adoption.

NOTE 2. Business Combinations

As set forth in Note 1 – Overview, Basis of Presentation and Significant Accounting Policies, pursuant to the Purchase Agreement entered into on December 8, 2025, the Company, together with Holdings, completed the US Salt Acquisition on February 26, 2026, resulting in the acquisition of 100% of the issued and outstanding equity units of US Salt (the "Business Combination"). US Salt is a leading provider in the evaporated salt market, specializing in the extraction, refinement, and packaging of specialty salts. Its products serve diverse sectors, including retail grocery, pharmaceuticals, industrial applications, and food service.

As a result of the US Salt Acquisition, the Company’s financial statement presentation distinguishes US Salt as the "Predecessor" through the Closing Date. The Company, which consolidated US Salt subsequent to the Business Combination, is the "Successor" for periods after the Closing Date. As a result of the application of the acquisition method of accounting in the Successor period, the financial statements for the Successor period present US Salt on a full step-up basis as a result of the Business Combination, and are therefore not comparable to the financial statements of the Predecessor period that are not presented on the same full step-up basis.

During the period from February 27, 2026 to March 31, 2026 (Successor) and the period from January 1, 2026 to February 26, 2026 (Predecessor), the Company incurred $20.7 million and $0.1 million, respectively, of transaction costs related to the acquisition of US Salt. These expenses are included in transaction expenses on the Company's Condensed Consolidated Statements of Operations for each respective period.

The fair value of the total consideration transferred was determined as follows:

Fair Value Consideration Transferred
(in millions)
Payments made to the Seller Parties
Cash consideration	$386.8
Repayment of US Salt debt	209.7
Total cash consideration	596.5
Rollover equity(1)	325.2
Total equity consideration	325.2
Total consideration	$921.7

(1)
Refers to Transactions (f) and (g) in Note 1 Overview, Basis of Presentation, and Significant Accounting Policies.

The equity consideration was calculated based on the number of shares issued at $8.00 per share and determined as follows:

Fair Value Equity Consideration
($ in millions, shares in thousands)
ContextLogic common shares issued to consummate the US Salt Acquisition	15,480.4
Holdings preferred units issued to consummate the US Salt Acquisition	25,175.6
Total shares issued	40,656.0
Price per share issued	$8.00
Fair value of the equity consideration	$325.2

The Company has applied the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, and recognized assets acquired and liabilities assumed at their fair values as of the Closing Date, with the excess consideration transferred recorded to goodwill. The Company is continuing to obtain information to complete its valuation of certain assets and liabilities. Preliminary estimates have been recorded and additional adjustments may be recorded to the fair value of intangible assets, property, plant and equipment, goodwill and deferred income taxes among other items during the measurement period, a period not to exceed 12 months from the Closing Date.

The following table summarizes the preliminary acquisition date fair value of tangible and intangible assets acquired, net of liabilities assumed as part of the US Salt Acquisition:

Fair Value
(in millions)
Cash and cash equivalents	$11.3
Prepaid expenses and other current assets	0.9
Accounts receivable	13.4
Inventory	12.7
Property, plant and equipment	396.7
Intangible assets	388.0
Right-of-use asset	1.5
Other noncurrent assets	5.2
Total assets	829.7
Accrued liabilities	4.2
Accounts payable	6.8
Current portion of lease liability	0.7
Current maturities of long-term debt	0.3
Deferred tax liability	43.2
Long-term debt, net of current maturities	—
Lease liabilities, non-current	0.8
Net assets acquired	773.7
Goodwill	148.0
Total net assets acquired	$921.7

The details on the methodology and significant inputs used for fair value of valuation are outlined below.

Goodwill

Preliminary allocation of consideration transferred resulted in $148.0 million in goodwill. The goodwill is amortizable for tax purposes. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the acquisition.

Inventory

The fair value of inventory was determined by the market selling price of the inventory, less the remaining manufacturing and selling costs and a normal profit margin on those manufacturing and selling efforts. The fair value of inventory has been stepped up by $1.1 million. This amount has been fully amortized to cost of sales to align with US Salt’s historical inventory turnover.

Property, Plant and Equipment

The fair value of property, plant and equipment of $396.7 million, of which of $310.0 million was salt reserves, was determined using cost and market approaches. The cost approach reflects the amount that would be required to replace the asset to service capacity. This approach was used where there was historical data available. Where there was no historical data available the market approach was used which reflects recent sales of identical or comparable assets.

Intangible Assets

The fair value of acquired intangible assets was $388.0 million. The fair value of customer relationships was determined using the multi-period excess earnings method. Key assumptions under this method are the revenue growth rate, adjusted EBITDA margin, customer attrition rate, discount rate, tax rate and contributory asset charges. The fair value of trade names were determined using the relief from royalty method. Key assumptions under this method are future cash flow estimates, royalty rate and discount rate. The fair value of permits were determined using the income approach method. Key assumptions under this method are future economic benefits and discount rate.

	Estimated Useful Life	Estimated Asset Fair Value
	(in years)	(in millions)
Trade names and trademark	15	$28.0
Permits	10	100.0
Customer relationships	15	260.0
Identifiable intangible assets, net		$388.0

Debt

ContextLogic paid off the outstanding debt and related fees and balances of US Salt on the Closing Date amounting to $209.7 million.

Pro Forma Financial Information

The following unaudited pro forma information presents the net sales and earnings as if the US Salt Acquisition occurred on January 1, 2025. As a result, the unaudited pro forma financial information does not require predecessor and successor periods because the transaction, the related combination of the Company and US Salt, and the new basis applied in accordance with acquisition accounting is reflected for the entirety of the two periods presented.

	Three Months Ended March 31,
	2025	2026
	(in millions)	(in millions)
Pro forma net sales	$32.3	$32.4
Pro forma net (income) loss	(13.1)	7.8
Pro forma net (income) attributable to controlling interest	(13.1)	7.8
Pro forma net loss attributable to noncontrolling interest	—	—

The unaudited pro forma financial information for the three months ended March 31, 2025 and 2026 include adjustments to reflect the increased tangible asset depreciation, intangible asset amortization, and interest expense related to the new debt assumed. There were no recurring direct transaction costs incurred in connection with the US Salt Acquisition.

The unaudited pro forma financial information does not assume any impacts from net sales, cost or other operating synergies that could be generated as a result of the US Salt Acquisition. The unaudited pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved had the US Salt Acquisition been consummated on January 1, 2025. The unaudited pro forma results may not necessarily reflect the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

NOTE 3. REVENUE

Revenue recognition

Nature of Revenue Source - The Company manufactures and sells a range of branded and private label evaporated salt products to nationwide retailers, pharmaceutical companies, foodservice operators, and independent distributors. When the Company enters into a sale arrangement with a customer, it believes it is probable that it will collect substantially all the consideration to which it will be entitled in exchange for the goods that will be transferred to the customer. The Company’s customer contracts identify the product, quantity, price, payment terms, and final delivery terms. Payment terms sometimes include early-pay discounts. Although some payment terms may be extended, no terms beyond one year are granted at contract inception.

The Company determines revenue recognition through the following steps:

•
Identification of the contract, or contracts, with a customer
•
Identification of the performance obligations in the contract
•
Determination of the transaction price
•
Allocation of the transaction price to the performance obligations in the contract
•
Recognition of revenue when, or as, the Company satisfies a performance obligation

Performance Obligations - A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers. The contract's transaction price is allocated to the performance obligations and recognized as revenue when the performance obligations are satisfied. Substantially all our contracts are of a short-term nature and contain a single performance obligation. Because the Company’s agreements have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations.

Shipping and handling costs associated with outbound freight, including shipping and handling costs after control over a product is transferred to a customer are accounted for as a fulfillment cost as incurred and are not considered to be a separate performance obligation. Shipping and handling costs recorded as a component of cost of sales were approximately $0.9 million, $1.3 million, and $2.3 million for the period from February 27, 2026 to March 31, 2026 (Successor), the period from January 1, 2026 to February 26, 2026 (Predecessor), and the three months ended March 31, 2025 (Predecessor), respectively.

Contract Estimates - Most contracts include some form of variable consideration. The most common forms of variable consideration include discounts, rebates, and sales returns and allowances. Variable consideration is treated as a reduction in revenue when product revenue is recognized. The Company uses the most likely amount method to determine the variable consideration. The Company believes there will not be significant changes to estimates of variable consideration when any related uncertainties are resolved with customers. The Company reviews and updates its estimates and related accruals of variable consideration each reporting period based on the terms of the agreements, historical experience, and any recent changes in the market. Any uncertainties in the ultimate resolution of variable consideration due to factors outside of the Company’s influence are typically resolved within a short timeframe therefore not requiring any additional constraint on the variable consideration.

Approximately 99.5%, 99.8%, and 99.7% of the Company’s net sales are generated from North America, and 92.9%, 94.1%, and 92.3% of which is from domestic sales for the period from February 27, 2026 to March 31, 2026 (Successor), the period from January 1, 2026 to February 26, 2026 (Predecessor), and the three months ended March 31, 2025 (Predecessor), respectively. The Company offers customers limited right of return for its non-conforming products in the event of defects. Customer remedies may include either a cash refund or product exchange. Accordingly, the estimated right of return and related refund liability is recorded as a reduction in net sales. Return estimates are reviewed and updated in each reporting period based on historical sales and return experiences. Contract asset and liability balances as of March 31, 2026 (Successor) and December 31, 2025 (Predecessor) are immaterial.

Revenue disaggregation

The Company has vertically integrated operations under which the Company solution mines, manufactures, processes, packages, markets, distributes and sells salt either as packaged products prepared on-site at the Watkins Glen,

New York facility or as non-packaged products which are shipped in bulk or packaged at a third party facility. The following table disaggregates revenue between these two product categories:

	Successor	Predecessor
	Period from February 27, 2026 to March 31, 2026	Period from January 1, 2026 to February 26, 2026	Three Months Ended March 31, 2025
	(in millions)	(in millions)	(in millions)
Packaged	$10.3	$17.5	$28.1
Non-packaged	1.8	2.8	4.2
Total net sales	$12.1	$20.3	$32.3

NOTE 4. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENT

GAAP establishes a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs when available and to minimize the use of unobservable inputs when determining fair value. The three tiers are defined as follows:

Level 1 - Observable inputs based on unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 - Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 - Unobservable inputs for which there is little or no market data, and which require us to develop our own estimates and assumptions reflecting those that a market participant would use.

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques maximize the use of relevant observable inputs and minimize the use of unobservable inputs. There were no instruments measured at fair value on a recurring basis using significant unobservable inputs during the period from February 27, 2026 to March 31, 2026 (Successor), the period from January 1, 2026 to February 26, 2026 (Predecessor), and the three months ended March 31, 2025 (Predecessor). Related to the US Salt Acquisition, the Company applied fair value measurements on a nonrecurring basis to the assets acquired and liabilities assumed as of the acquisition date. Refer to Note 2, Business Combinations, for further details.

The valuation techniques that may be used to measure fair value are as follows:

•
Market approach - Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;
•
Income approach - Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about those future amounts; and
•
Cost approach - Based on the amount that currently would be required to replace the service capacity of an asset (i.e., replacement cost).

The Company’s financial instruments consist of cash equivalents, accounts receivable, accounts payable, and accrued liabilities. Cash equivalents’ carrying value approximates fair value at the balance sheet dates, due to the short period of time to maturity. Accounts receivable, accounts payable, and accrued liabilities carrying values approximate fair value due to the short time to the expected receipt or payment date.

As of March 31, 2026 (Successor), the Company’s "cash and cash equivalents" line item was comprised of cash deposited with banks and money market funds. The Company classifies cash equivalents within Level I of the fair value hierarchy because they were valued using quoted prices in active markets.

A breakdown of cash and cash equivalents is as follows:

	Successor		Predecessor
	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)		(in millions)
Cash	$2.9	$2.9	$0.2	$0.2
Money market funds	9.1	9.1	10.6	10.6
Total cash and cash equivalents	$12.0	$12.0	$10.8	$10.8

Disclosure of Fair Values

The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate their fair value as of March 31, 2026 (Successor) and December 31, 2025 (Predecessor) due to the relatively short duration of these instruments. Additionally, the carrying value of debt associated with the term loan facility approximates fair value because the interest rates are variable and reset on relatively short durations to then-market rates.

NOTE 5: ACCOUNTS RECEIVABLE

Accounts receivable, net of allowance for expected credit losses, is as follows:

	Successor	Predecessor
	March 31, 2026	December 31, 2025
	(in millions)	(in millions)
Accounts receivable	$13.6	$12.2
Less: allowance for expected credit losses	(0.1)	(0.1)
Total	$13.5	$12.1

A roll forward of the allowance for expected credit losses is presented below:

Predecessor
Three Months Ended March 31, 2025
(in millions)
Balance as of December 31, 2024 (Predecessor)	$0.4
Add: bad debt expenses	—
Less: write-offs	—
Balance as of March 31, 2025 (Predecessor)	$0.4

Predecessor
Period from January 1, 2026 to February 26, 2026
(in millions)
Balance as of December 31, 2025 (Predecessor)	$0.1
Add: bad debt expenses	—
Less: write-offs	—
Balance as of February 26, 2026 (Predecessor)	$0.1

Successor
Period from February 27, 2026 to March 31, 2026
Balance as of February 27, 2026 (Successor)	$0.1
Add: bad debt expenses	—
Less: write-offs	—
Balance as of March 31, 2026 (Successor)	$0.1

NOTE 6: INVENTORIES

Inventories are as follows:

	Successor	Predecessor
	March 31, 2026	December 31, 2025
	(in millions)	(in millions)
Finished Goods	$3.6	$2.4
Packaging and supplies	5.9	5.5
Maintenance materials	3.0	3.0
Total	$12.5	$10.9

Maintenance materials exclude certain materials of $5.2 million as of both March 31, 2026 (Successor) and December 31, 2025 (Predecessor) that are not expected to be consumed within the next twelve months. These amounts are classified under other inventories in the Condensed Consolidated Balance Sheets. Finished goods are shown at net realizable amount which includes write downs for obsolescence of an insignificant amount and $0.3 million as of March 31,

2026 (Successor) and December 31, 2025 (Predecessor), respectively.

NOTE 7: PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net are as follows:

	Successor	Predecessor
	March 31, 2026	December 31, 2025
	(in millions)	(in millions)
Land	$6.7	$2.0
Buildings and improvements	17.6	20.1
Machinery and equipment	60.8	69.8
Salt reserves	310.0	275.3
Construction in process	2.3	2.2
	397.4	369.4
Accumulated depreciation and depletion	(0.9)	(48.0)
Total	$396.5	$321.4

Depreciation and depletion expense are included in the following financial statement line items in the Condensed Consolidated Statements of Operations:

	Successor	Predecessor
	Period from February 27, 2026 to March 31, 2026	Period from January 1, 2026 to February 26, 2026	Three Months Ended March 31, 2025
	(in millions)	(in millions)	(in millions)
Cost of sales	$0.9	$2.4	$3.3
Selling expense	—	—	—
General and administrative expense	—	—	—
Total	$0.9	$2.4	$3.3

The Company recognized no losses from disposal on the Condensed Consolidated Statements of Operations for the period from February 27, 2026 to March 31, 2026 (Successor) and the period from January 1, 2026 to February 26, 2026 (Predecessor) and recognized an insignificant loss from disposal for the three months ended March 31, 2025 (Predecessor).

NOTE 8: GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill was $148.0 million and $28.1 million as of March 31, 2026 (Successor) and December 31, 2025 (Predecessor), respectively. There was no impairment of goodwill for the period from February 27, 2026 to March 31, 2026 (Successor), the period from January 1, 2026 to February 26, 2026 (Predecessor), and the three months ended March 31, 2025 (Predecessor).

Intangible Assets

Intangible assets and related accumulated amortization which are included in intangible assets, net in the Condensed Consolidated Balance Sheets are as follows:

	Successor
	March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Amount
	(in millions)
Tradename	$28.0	$(0.2)	$27.8
Customer relationships	260.0	(1.4)	258.6
Permits	100.0	(0.8)	99.2
Total	$388.0	$(2.4)	$385.6

	Predecessor
	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Amount
	(in millions)
Tradename	$21.8	$(6.7)	$15.1
Customer relationships	2.4	(0.7)	1.7
Total	$24.2	$(7.4)	$16.8

Amortization expense of the finite-lived intangible assets for the period from February 27, 2026 to March 31, 2026 (Successor), the period from January 1, 2026 to February 26, 2026 (Predecessor) and the three months ended March 31, 2025 (Predecessor) was $2.4 million, $0.3 million, and $0.4 million, respectively, and is included in general and administrative expenses in the Condensed Consolidated Statements of Operations. The estimated net amortization expense for the finite-lived intangible assets is $21.9 million for the remainder of 2026, $29.2 million per year for each of the four years ending December 31, 2027 through 2030, and $246.9 million thereafter. The remaining useful lives for the intangible assets is 10 years for permits and 15 years for trademarks and customer relationships.

NOTE 9. BALANCE SHEET COMPONENTS

Prepaid expenses consist of the following:

	Successor	Predecessor
	March 31, 2026	December 31, 2025
	(in millions)	(in millions)
Prepaid insurance	$1.3	$0.7
Other prepaid expenses	0.9	0.3
Other current assets	0.1	—
Total	$2.3	$1.0

Accrued liabilities consist of the following:

	Successor	Predecessor
	March 31, 2026	December 31, 2025
	(in millions)	(in millions)
Accrued payroll, bonus, and employee benefits	$2.2	$3.9
Contingent loss accrual(1)	3.5	—
Accrued services(2)	3.0	0.9
Accrued term loan interest	1.5	—
Rail car repair accrual(3)	0.8	0.7
Well capping accrual	0.3	0.3
Accrued insurance services	0.2	0.5
Other accruals	0.6	0.1
Total	$12.1	$6.4

(1)
Estimated contingent loss related to a legal matter. Refer to Note 13, Commitments and Contingencies, for further information.
(2)
Accrued services primarily consist of professional services related to acquiring US Salt and other legal services.
(3)
Rail car accrual represents the expected cost of disposing of or repairing leased railcars.

NOTE 10: LEASES

The Company enters into leases for warehouses, rail cars, forklifts, office equipment, office space and certain other types of property and equipment. The leases consist of operating and financing leases expiring in various years through 2030.

The elements of the lease costs were as follows:

	Successor	Predecessor
	Period from February 27, 2026 to March 31, 2026	Period from January 1, 2026 to February 26, 2026	Three Months Ended March 31, 2025
	(in millions)	(in millions)	(in millions)
Operating lease expense:
Operating lease expense	$0.1	$0.2	$0.2

Short term lease expense	$—	$—	$0.2
Variable lease expense	0.1	0.2	0.2
Total lease expense	$0.2	$0.4	$0.6

Total finance lease expense for the period from February 27, 2026 to March 31, 2026 (Successor), the period from January 1, 2026 to February 26, 2026 (Predecessor) and the three months ended March 31, 2025 (Predecessor) was insignificant.

Lease term and discount rate information related to leases were as follows:

	Successor	Predecessor
	March 31, 2026	December 31, 2025
Weighted-average remaining lease term (in years)
Operating leases	1.95	2.05
Finance leases	3.64	3.84

Weighted-average discount rate
Operating leases	7.54%	9.81%
Finance leases	7.36%	10.53%

Supplemental cash flow information related to leases was as follows:

	Successor	Predecessor
	Period from February 27, 2026 to March 31, 2026	Period from January 1, 2026 to February 26, 2026	Three Months Ended March 31, 2025
	(in millions)	(in millions)	(in millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance lease (interest payments)	$—	$—	$—
Operating cash flows from operating leases	0.1	0.2	0.2
Financing cash flows from finance lease	—	—	—
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$—	$—	$0.3
Finance leases	—	—	0.1

Future maturities of lease liabilities are as follows:

	Successor
	March 31, 2026
	Operating Leases	Finance Leases
Year ending December 31,	(in millions)
2026	$0.6	$0.1
2027	0.4	0.2
2028	0.1	0.1
2029	0.1	0.1
2030	—	—
Thereafter	—	—
Total future undiscounted lease payments	1.2	0.5
Imputed interest	(0.1)	(0.1)
Present value of lease payments	1.1	0.4
Current portion	(0.7)	(0.1)
Long-term portion of lease payments	$0.4	$0.3

NOTE 11: LONG TERM DEBT

Long-term debt consists of the following:

	Successor	Predecessor
	March 31, 2026	December 31, 2025
	(in millions)	(in millions)
Term loan	$215.0	$206.7
Unamortized debt discount and issuance	(3.6)	(1.3)
Current portion	(1.6)	(2.3)
Long-term portion	$209.8	$203.1

Ares Capital Credit Agreement (Predecessor)

In July 2021, US Salt Parent Holdings entered into a credit agreement with Ares Capital Corporation, as the administrative agent, and other parties thereto. The credit agreement consists of a $232.0 million term loan, and up to $25.0 million of revolving line of credit.

Interest rate for the term loan and revolving line of credit as of December 31, 2025 (Predecessor) was 9.4%, which was SOFR plus 5.40%. Interest rate for the revolving line of credit is the greater of 4.50% plus prime rate, NYFRB (New York Federal Reserve Bank) rate plus 5.00% or SOFR (subject to .75% floor) plus 5.50%-5.65%.

The term loan requires quarterly principal payments of $0.6 million commencing on March 31, 2022 through maturity date of July 19, 2028, at which time the remaining principal balance is due. The term loan is subject to mandatory excess cash flow payments commencing for the year ended December 31, 2022 as defined in the credit agreement, not to exceed $5 million for any fiscal year. As of December 31, 2025 (Predecessor), the Company was not required to make additional term loan repayments due to Excess Cash Flow for the year ended December 31, 2025 (Predecessor). The revolving line of credit expires on July 19, 2026 and is subject to commitment fee of 0.50% per annum. The Company had no borrowings outstanding on the revolving line of credit as of December 31, 2025 (Predecessor). The unused amount of credit available under this facility is $25.0 million as of December 31, 2025 (Predecessor).

The term loan and the revolving line of credit are secured by substantially all of the assets of the Company and subject to certain financial covenants. The Company was in compliance with all financial covenants as of December 31, 2025 (Predecessor).

In relation to the credit agreement, the Company paid debt issuance cost of $5.1 million, which is amortized over the life of the credit agreement using effective interest rate of 6.83%. Amortization of debt issuance cost for the three months ended March 31, 2025 (Predecessor) was $0.2 million and is included in interest expense in the Condensed Consolidated Statements of Operations.

In February 2026, the Company paid off the $209.7 million remainder of this credit agreement and related accrued interest upon the consummation of the US Salt Acquisition.

Wilmington Trust Credit Agreement (Successor)

As discussed earlier in "The US Salt Acquisition -- The Financing Arrangements," in February 2026, Holdings entered into the Credit Agreement with Wilmington Trust, National Association, as administrative agent, and the Lenders thereto (the "Wilmington Trust Credit Facility"), which consists of a $215.0 million term loan facility and an up to $25.0 million revolving credit facility.

Interest rate for the Initial Term Loans and Revolving Loans as of March 31, 2026 was 7.92%, which was SOFR plus 4.25%. Interest rate for the revolving line of credit is at a base rate or a term SOFR rate plus an applicable margin between 4.00% and 4.50%, depending on the Borrower's Consolidated First Lien Net Leverage Ratio (as defined in the Credit Agreement).

The term loan requires quarterly principal payments of $0.5 million with the first payment due on September 30, 2026 through the maturity date of February 26, 2033, at which time the remaining principal balance is due. The term loan is subject to mandatory Excess Cash Flow ("ECF") payments commencing for the year ended December 31, 2027. The ECF payments are calculated by multiplying the Applicable ECF Percentage (as defined in the Credit Agreement) against the fiscal year's ECF (as defined in the Credit Agreement) to the extent that ECF exceeds the greater of $9.5 million and 15.0% of TTM EBITDA (as defined in the Credit Agreement). The Applicable ECF Percentage is determined based on the Consolidated First Lien Net Leverage Ratio (as defined in the Credit Agreement) as of the last day of the fiscal year as follows: 0% if less than or equal to 2.50x; 25% if greater than 2.50x but less than or equal to 3.00x; and 50% if greater than 3.00x. These ECF payments are due within ten business days after delivery of both the annual audited financial statements and the related Compliance Certificate (as defined in the Credit Agreement). As of March 31, 2026 (Successor), no ECF prepayment was required for the period from February 27, 2026 to March 31, 2026 (Successor).

The revolving line of credit expires on February 26, 2033 and is subject to a commitment fee on the unused available commitment between 0.375% and 0.50% per annum, determined by the Borrower’s Consolidated First Lien Net Leverage Ratio. The Company had no borrowings outstanding on the revolving line of credit at March 31, 2026 (Successor). The unused amount of credit available under this facility is $25.0 million as of March 31, 2026 (Successor).

The term loan and revolving line of credit are secured by substantially all of the assets of US Salt and subject to certain financial covenants which are not due until 60 days after quarter-end for 2026 and 45 days after quarter-end beginning in 2027. The Company was in compliance with all financial covenants as of March 31, 2026 (Successor).

In relation to the Wilmington Trust Credit Agreement, aggregate debt discount and debt issuance costs totaled $3.6 million, which is amortized over the life of the credit agreement using an effective interest rate of 8.27%. Amortization of debt discount and issuance cost for the period from February 27, 2026 to March 31, 2026 (Successor) was insignificant and was reported as interest expense in the Condensed Consolidated Statements of Operations.

The Credit Agreement contains customary affirmative and negative covenants, conditions to borrowing and events of default. The Company was in compliance with all financial covenants as of March 31, 2026 (Successor).

The following table summarizes the annual maturities of the principal amount of total debt due:

Successor
March 31, 2026
Year ending December 31,	(in millions)
Remaining 2026	$1.1
2027	2.2
2028	2.2
2029	2.2
2030	2.2
Thereafter	205.1
Total maturities	$215.0

NOTE 12: ASSET RETIREMENT OBLIGATIONS

The following summarizes the changes in the asset retirement obligation during the period:

Balance as of December 31, 2024 (Predecessor)	$0.8
Liabilities incurred	—
Changes in estimated obligations	—
Accretion of expense	—
Balance as of March 31, 2025 (Predecessor)	$0.8

Balance as of December 31, 2025 (Predecessor)	$0.8
Liabilities incurred	—
Changes in estimated obligations	—
Accretion of expense	—
Balance as of February 26, 2026 (Predecessor)	$0.8

Balance as of February 27, 2026 (Successor)	$0.8
Liabilities incurred	—
Changes in estimated obligations	—
Accretion of expense	—
Balance as of March 31, 2026 (Successor)	$0.8

In connection with certain contracts, the Company is required to hold surety bonds. These bonds are supported by a general agreement of indemnity in favor of the sureties. As of March 31, 2026 (Successor) and December 31, 2025 (Predecessor), the Company had surety bonds outstanding with an aggregate stated amount of $1.1 million. The bonds relate primarily to the salt well plugging projects and generally expire and are renewed annually.

The Company’s estimated abandonment costs related to plugging and abandonment of injection wells under these surety bonds are reported as part of asset retirement obligation in the Condensed Consolidated Balance Sheets. As of March 31, 2026 (Successor) and December 31, 2025 (Predecessor), management has not identified any defaults, and no accrual related to these bonds has been recorded. Bond premiums paid are recorded as prepaid expenses and amortized over the period of benefit.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Legal Contingencies and Proceedings

Beginning in May 2021, four putative class action lawsuits were filed in the U.S. District Court for the Northern District of California against the Company, its directors, certain of its officers and the underwriters named in its initial public offering ("IPO") registration statement alleging violations of securities laws based on statements made in its registration statement on Form S-1 filed with the SEC in connection with its IPO and seeking monetary damages. One of these cases has since been dismissed by the plaintiff and the remaining three have been coordinated and consolidated. In May 2022, the Court appointed lead plaintiffs, who subsequently filed an amended consolidated class action complaint pursuant to Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. On April 10, 2023, the plaintiffs filed an amended complaint and asserted only claims made under Sections 11 and 15 of the Securities Act. In December 2023, the Court granted the defendants' motion to dismiss the first amended consolidated complaint. In February 2024, plaintiffs filed a second amended consolidated complaint, which the defendants have moved to dismiss. In August 2024, the Court granted the motion to dismiss without leave to amend and with prejudice. In September 2024, plaintiffs filed a motion to alter judgment noticed for hearing in January 2025. In February 2025, the court denied the plaintiffs' motion to alter judgment. In March 2025, plaintiffs filed a notice of appeal to the Ninth Circuit. In September 2025, plaintiffs filed their opening brief to the Ninth Circuit. The Company filed its answering brief with the Ninth Circuit in December 2025. In January 2026, plaintiffs filed their answering brief. The Company believes these lawsuits are without merit and intends to vigorously defend them. However, the Company has currently estimated a potential loss of $3.5 million at this time.

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

As of March 31, 2026 (Successor), in the opinion of management, there were no other legal contingency matters that arose in the ordinary course of business, either individually or in aggregate, that would have a material adverse effect on the financial position, results of operations, or cash flows of the Company. Given the unpredictable nature of legal proceedings, the Company bases its estimate on the information available at the time of the assessment. As additional information becomes available, the Company will reassess the potential liability and may revise the estimate.

NOTE 14. EQUITY AND NONCONTROLLING INTEREST

Members' Equity (Predecessor)

Members' units

US Salt Parent Holdings was authorized to issue USPH Class A units and USPH Class B units. There was no set number for authorized units and no par value was assigned to USPH Class A and USPH Class B units. US Salt Parent Holdings was able to issue additional units, including USPH Class B units as management incentive units as approved by its Board of Directors. USPH Class A units represented capital interests and were entitled to priority distributions and liquidation proceeds until invested capital had been returned. USPH Class B units were generally issued as management incentive (profit) interests and participated in US Salt Parent Holdings' residual economics only after applicable participation thresholds and vesting conditions were satisfied.

Voting rights

The authority to manage the business, make decisions, and act on behalf of US Salt Parent Holdings resided exclusively with its Board of Directors, except for certain limited matters specifically designated as board of governance exceptions. Holders of USPH Class A units or USPH Class B units did not possess voting, consent, or approval rights with respect to the management or governance of US Salt Parent Holdings, other than with respect to these limited exceptions.

The composition of US Salt Parent Holdings' Board of Directors included both Emerald Lake‑designated Managers ("ELCM Managers") and Additional Managers. For any meeting of its Board of Directors or its committees, at least one ELCM Manager had to be present to constitute a quorum. Actions of its Board of Directors was able to be approved by a majority of votes cast at a meeting where a quorum is present. The ELCM Managers collectively held a number of votes equal to the greater of (i) the number of ELCM Managers present at the meeting or (ii) one plus the number of non‑ELCM Managers present. Each ELCM Manager was entitled to cast a proportionate share of these collective ELCM votes. Each

Additional Manager held one vote. If no ELCM Manager remained present during a meeting, the quorum was lost and no further business was able to be conducted until a quorum was re‑established. The authorized number of Managers on US Salt Parent Holdings' Board of Directors was six members or such other number as determined from time to time by the Board.

Distribution and participation rights

Distributions were made at the discretion of the Board of Directors, subject to the applicable law and US Salt Parent Holdings' operating agreement. Distributions, other than tax distributions, were subject to contractual priority waterfall. Amounts were distributed first to holders of USPH Class A units until the unreturned capital associated with USPH Class A units had been reduced to zero. Thereafter, remaining distributions were made to holders of USPH Class A units and participating USPH Class B units on a pro rata basis based on the number of such units outstanding. Certain USPH Class B units were subject to participation thresholds (as discussed below) and vesting conditions and were not entitled to participate in distributions until such thresholds had been satisfied and vesting has occurred. As of December 31, 2025 (Predecessor), the total unreturned capital of Class A unitholders before distributions was $193.6 million. There were no tax distributions to USPH Class A unitholders for the period from January 1, 2026 to February 26, 2026 (Predecessor) and an insignificant amount of tax distributions to USPH Class A unitholders for the three months ended March 31, 2025 (Predecessor).

Liquidation rights

Upon liquidation, dissolution, or winding up of US Salt Parent Holdings, its assets remaining after the settlement of liabilities were distributed in accordance with the same priority framework applicable to non‑liquidating distributions. Liquidation proceeds were distributed first to USPH Class A units until the return of unreturned capital, and thereafter to USPH Class A units and participating USPH Class B units on a pro rata basis. USPH Class B units that had not satisfied applicable participation thresholds or vesting requirements did not participate in liquidation proceeds. Neither class had liquidation preference beyond the contractual priority described above.

Repurchase rights

US Salt Parent Holdings held the right, at its discretion, to repurchase outstanding units held by unitholders in accordance with the operating or related grant agreements. US Salt Parent Holdings was able to settle the repurchase or redemption price either in cash or through the transfer of equity interests issued by one of its subsidiaries. If the subsidiary repurchased or redeemed those securities subsequently, the repurchase redemption price would have been equal to the amount of cash or notes, if applicable, equal to the aggregate repurchase or redemption price of the Units that were redeemed or repurchased.

USPH Class B units

Based on the terms of Class B unit grant agreements, USPH Class B units were issued to certain employees and members of the Board of Directors of US Salt Parent Holdings. In each of the grant agreements, 40% of the total USPH Class B units granted had service conditions, which was service-based vesting ("time-vesting incentive units"), and 60% of the total USPH Class B units granted had both service and performance conditions ("performance-based incentive units").

Time-vesting incentive units

Time-vesting incentive units vested over the requisite service period of five years, subject to the recipient remaining an employee or member of the Board of Directors of US Salt Parent Holdings through each vesting date. For the period from January 1, 2026 to February 26, 2026 (Predecessor), $0.1 million expense was recognized for the time-vesting incentive units over the requisite service period.

Performance-based incentive units

The performance-based incentive units were able to vest upon the consummation of a sale of US Salt Parent Holdings, provided the participants had remained continuously employed or provided services from the vesting start date through the sale date. Vesting occurred in three tranches as follows: (i) one-third of the performance-based incentive units vested upon the consummation of a sale of the US Salt Parent Holdings if the Investor Return was equal to or greater than 2.0; (ii) an additional one-third of the performance-based incentive units vested upon the consummation of a sale of US Salt Parent Holdings if the Investor Return was equal to or greater than 2.5; and (iii) an additional one-third of the performance-based incentive units vested upon the consummation of a sale of US Salt Parent Holdings if the Investor Return was equal to or greater than 3.0.

Vested USPH Class B units were subject to a "Participation Threshold" before distribution of profit or distribution of sales proceeds from the sale of US Salt Parent Holdings. Unless otherwise determined by the Board of Directors of US Salt Parent Holdings, on the date of each grant of USPH Class B units, pursuant to a grant made under a Class B unit grant agreement or similar agreement, the Board of Directors of US Salt Parent Holdings would establish an initial "Participation Threshold" amount in respect of each Class B unit granted on such date. The initial Participation Threshold in respect of an USPH Class B unit would be equal to or greater than (i) the amount that would be distributed with respect to a USPH Class A unit ratably among Class A unitholders until the aggregate unreturned capital of Class A incentive units had been reduced to zero in a hypothetical transaction in which US Salt Parent Holdings sold all of its assets for Fair Market Value and distributed the proceeds therefrom in liquidation of US Salt Parent Holdings (as determined immediately prior to the issuance of such USPH Class B unit, but taking into account all Capital Contributions, if any, with respect to any Unit issued as part of the issuance of such USPH Class B unit) minus (ii) the total Capital Contributions (if any) made by the holder receiving such USPH Class B unit with respect to all USPH Class B unit received by such holder as part of the same issuance. US Salt Parent Holdings was able to periodically update the initial Participation Threshold from time to time as necessary to reflect any adjustments to the Participation Thresholds of outstanding USPH Class B unit required.

Acceleration of vesting of incentive units

Upon the occurrence of the sale of US Salt Parent Holdings, all then outstanding time-vesting incentive units and performance-vesting incentive units which had not yet become vested became vested as of the consummation of such sale and were included in the shares acquired as part of the US Salt Acquisition. The Company elected an accounting policy to treat compensation costs due to acceleration as a result of the change in control provision included in the original terms of the awards as acquisition-related consideration transferred. Accordingly, the fair value of the accelerated portion of the awards represented by the cash or Holdings units transferred in exchange for the units subject to accelerated vesting was included in the total consideration transferred for the acquisition and no share‑based compensation expense related to such acceleration was recognized in either the Predecessor or Successor periods. Refer to Note 1, Overview, Basis of Presentation and Significant Accounting Policies, for further information.

Noncontrolling parent interests

US Salt Parent Holdings owns 99% of US Salt Intermediate Holdings, LLC ("Intermediate Holdings"). The remaining 1% interest was held by Aggregator, which was controlled by Emerald Lake. Intermediate Holdings owned 100% of US Salt Holdings and its operating subsidiaries. US Salt Parent Holdings controlled Intermediate Holdings and US Salt and, accordingly, consolidated Intermediate Holdings and its subsidiaries in the accompanying consolidated financial statements.

The noncontrolling parent interest represented Aggregator’s 1% ownership interest in Intermediate Holdings, which was held by an entity other than US Salt Parent Holdings. This interest was presented as noncontrolling parent interest in the Condensed Consolidated Statements of Operations and within equity in the Condensed Consolidated Balance Sheets. The condensed consolidated financial statements recognized the subsidiary’s assets and liabilities offset by the noncontrolling interest in total equity.

Stockholders' equity (Successor)

ContextLogic Equity

On February 25, 2026, the Company completed the Rights Offering and issued 429,463 common shares of ContextLogic common stock to subscribers for gross proceeds of $3.4 million or $8.00 per share. In addition, in connection with the Abrams Backstop Agreements, the Company issued 190,496 and 2,598,611 common shares to ACP I and ACP II, respectively for gross proceeds of $22.3 million or $8.00 per share.

On February 26, 2026 the Company issued 15,480,427 common shares as a portion of the equity consideration for the US Salt Acquisition recorded at a fair value of $123.9 million.

Noncontrolling Interest - ContextLogic Holdings LLC Units

On February 26, 2026, the Second A&R LLC Agreement became effective for ContextLogic Holdings LLC, establishing and governing the rights, preferences and obligations of each class of units of Holdings. Holdings' membership interests are represented by three classes of units: Class A Convertible Preferred Units ("Preferred Units"), Class B Common Units (comprising Class B-1 and Class B-2 series), and Class P Units. The Preferred Units are held by the Company's investors and rank senior to all other units with respect to distributions and liquidation proceeds. The Class B Common Units ("Common Units") are held by the Company and represent the primary common equity interest in Holdings. The Class P

Units are profits interests and are subordinate to both the Preferred Units and Common Units. Each class of units was issued in exchange for cash or other property contributions made to Holdings by its members (the "Capital Contributions").

Class A Convertible Preferred Units

The Preferred Units were issued at $8.00 per unit (the "Class A Contribution Amount"), representing each unit's stated invested capital. Each Preferred Unit is convertible at the holder's option at any time into one Class B-2 Common Unit (subject to adjustment for stock splits, combinations, recapitalizations or similar transactions), provided that any conversion notice must cover at least the greater of (i) one-third of the converting member's then-outstanding Preferred Units or (ii) 5,000 Preferred Units.

With respect to distributions and upon liquidation or dissolution, the Preferred Units rank senior to the Common Units and Class P Units and are entitled to receive distributions pro rata based on each Class A member's relative ownership of outstanding Preferred Units until each Class A member has received a full return of its Capital Contributions in respect of its Preferred Units. Prior to any such distribution, Holdings must provide Class A members at least five (5) business days' prior written notice (a "Class A Distribution Notice") detailing the distribution amount and the comparative amount that would be distributed upon conversion into Class B-2 Common Units, giving holders the opportunity to convert prior to the distribution. Class A members that are accredited investors also hold preemptive rights to purchase their pro rata share of any new units or other equity interests issued by Holdings to Abrams, BCP or their respective affiliates.

Class B Common Units

The Class B Common Units consist of two series: Class B-1 Common Units, which carry voting rights, and Class B-2 Common Units, which are non-voting and are issuable solely upon conversion of Class A Convertible Preferred Units. Class B-1 Common Units are held by ContextLogic directly and through its wholly-owned subsidiary Blocker. ContextLogic effectively holds all outstanding Class B-1 Common Units and, as the sole holder of voting units in Holdings, holds all voting power of Holdings. No Class B-2 Common Units are currently outstanding.

Class B members receive distributions pro rata based on each Class B member's relative ownership of outstanding Common Units, after Class A members have received a full return of their Capital Contributions, and until each Class B member has received a full return of its Capital Contributions in respect of Common Units. Thereafter, all remaining distributions are made pro rata to all members based on aggregate Common Units and, subject to any Retained Distributions (as defined below), Class P Units outstanding.

Class P Units

The Class P Units are intended to qualify as "profits interests" for U.S. federal income tax purposes. They are subordinate to both Preferred Units and Common Units in the distribution waterfall. Distributions on unvested Class P Units are retained by Holdings ("Retained Distributions") and released to Class P Unit holders only upon vesting. Any Retained Distributions attributable to forfeited units are redistributed to remaining members in accordance with the standard distribution waterfall. Refer to Note 15, Equity Award Activity, Unit-Based Compensation (Predecessor), and Stock-Based Compensation (Successor), for more information about Class P Units granted.

Noncontrolling Interest Activity

On February 26, 2026, immediately prior to the US Salt Acquisition, BCP acquired additional Preferred Units for gross proceeds of $75.0 million, which together with BCP’s previously held Preferred Units and Class A accumulated distributions (previously reflected as redeemable noncontrolling interest), converted into 19,123 thousand Preferred Units with an aggregate value of $153.0 million in conjunction with the US Salt Acquisition. Upon completion of the acquisition and implementation of the Second A&R LLC Agreement, the Preferred Units held by BCP no longer have redemption features and are therefore reflected as noncontrolling interests as a component of the Company’s equity.

On February 26, 2026, pursuant to the BCP Backstop Agreement, BCP acquired an additional 11,156 thousand Preferred Units for aggregate proceeds of $89.3 million.

On February 26, 2026, Holdings issued 25,176 thousand Preferred Units, recorded at a fair value of $201.4 million, as a portion of the equity consideration for the US Salt Acquisition.

Because the noncontrolling interest activity described above occurred in conjunction with the US Salt Acquisition, all activity is reflected as Successor equity activity in the Condensed Consolidated Statements of Stockholders’ Equity.

Net Income or Loss Allocation under HLBV

Given the preferred distribution structure described above, the Company allocates its net income or loss using the HLBV method. Under the HLBV method, the amounts reported as noncontrolling interest represent the amounts Holdings' members would hypothetically receive at each balance sheet date under the liquidation provisions of the Second A&R LLC Agreement, assuming the net assets of the funding structures were liquidated at their recorded amounts determined in accordance with GAAP. The members' interests in Holdings' results of operations are determined as the difference in noncontrolling interest at the start and end of each reporting period, after taking into account any capital transactions between Holdings and its members.

At a high level, if Holdings is in a net loss position, all net losses would be 100% attributed to the Class B Members until all Class B Capital Contribution was eroded. Then, net losses would be 100% attributed to the Class A Members.

If Holdings is in a net income position, it would be allocated first to any Business Needs (as defined in the Second A&R LLC Agreement, to the extent not already reflected in LLC’s net assets); second to restore Class A's Capital Contributions to full; third to restore Class B's Capital Contributions to full; fourth to Class P to the extent described in the Second A&R LLC Agreement; and fifth to Class B (B-1 and any converted B-2) and Class P Members on a pro-rata basis.

NOTE 15. EQUITY Award activity, UNIT-BASED COMPENSATION (PREDECESSOR), AND STOCK-based compensation (SUCCESSOR)

Unit-Based Compensation (Predecessor)

US Salt Parent Holdings recognized compensation expense in its condensed consolidated financial statements because its employees and members of the Board of Directors provided services to US Salt Parent Holdings and benefited from the USPH Class B units issued to them. The USPH Class B units are issued for no consideration. Refer to Note 14, Equity and Noncontrolling Interest, for more information about the USPH Class B units.

There were no USPH Class B units granted during the period from January 1, 2026 to February 26, 2026 (Predecessor) or the three months ended March 31, 2025 (Predecessor).

The following table summarizes USPH Class B units activity for the period from January 1, 2026 to February 26, 2026 (Predecessor) and the three months ended March 31, 2025 (Predecessor):

Predecessor
Period from January 1, 2026 to February 26, 2026
	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Term
	(in thousands)		(In Years)
Balance as of December 31, 2025	17.0	$1,000.0	1.75
Granted	—	—
Repurchased	—	—
Forfeited	—	—
Balance as of February 26, 2026	17.0	$1,000.0	1.59

	Predecessor
	Three months ended March 31, 2025
	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Term
	(in thousands)		(In Years)
Balance as of December 31, 2024	18.0	$1,000.0	2.68
Granted	—	—
Repurchased	(0.2)	1,000.0
Forfeited	(0.8)	1,000.0
Balance as of March 31, 2025	17.0	$1,000.0	2.50

Under the valuation methodology theory underlying the option pricing model, the fair value of the USPH Class B units was comprised of intrinsic and extrinsic values. Considering the specific features and attributes of the USPH Class B units, the entire fair value of the units was comprised of the underlying extrinsic value (i.e., the present value of the potential future benefits as of the respective measurement dates) while no value was assigned to the intrinsic value for the period from January 1, 2026 to February 26, 2026 (Predecessor) and the three months ended March 31, 2025 (Predecessor).

Upon consummation of the sale of US Salt Parent Holdings, there is no remaining unrecognized compensation expense for the time-vesting and performance-vesting USPH Class B units other than what was included as part of the consideration transferred. Refer to Note 2, Business Combinations, for further information.

Equity Award Activity (Successor)

A summary of activity under the equity plans and related information was as follows:

	Successor
	Period from February 27, 2026 to March 31, 2026
	Options Outstanding			RSUs Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Number of RSUs
	(in thousands)			(in thousands)
Balance as of February 27, 2026 (Successor)	363.3	$16.95	0.3	127.5
Granted	—			—
Vested	—			(56.7)
Forfeited or cancelled	—			—
Balance as of March 31, 2026 (Successor)	363.3	$16.95	0.1	70.8

As of March 31, 2026, 5,236 thousand shares remained available for grant under the Company’s equity incentive plans.

Equity-Based Compensation Expense

Total equity-based compensation expense included in the Condensed Consolidated Statements of Operations was as follows:

	Successor	Predecessor	Predecessor
	Period from February 27, 2026 to March 31, 2026(1)	Period from January 1, 2026 to February 26, 2026(2)	Three Months Ended March 31, 2025(2)
	(in millions)	(in millions)	(in millions)
Cost of sales	$—	$—	$—
Selling expense	—	—	—
General and administrative	0.1	0.1	0.1
Transaction expenses	0.4	—	—
Total equity-based compensation	$0.5	$0.1	$0.1

(1)
Successor information is stock-based compensation.
(2)
Predecessor information is member-unit based compensation.

The Company will recognize the remaining $0.4 million of unrecognized stock-based compensation expense related to outstanding RSUs over a weighted-average period of approximately 1 year.

Class P Unit Grants (Successor)

On March 6, 2025, the Board approved, and the Company entered into, an employment agreement for Mr. Rishi Bajaj to serve as the Chief Executive Officer ("CEO"), including a revised compensation package (the "Employment Agreement"), effective March 6, 2025 (the "Effective Date"). On the Effective Date, Mr. Bajaj was awarded 1,423 thousand Class P Units, consisting of an award targeted at 1,423 thousand performance-based Class P Units which will be earned and will vest based on the achievement of specified Company stock price targets, up to a maximum of 1,898 thousand Class P Units (the "Initial Grant").

In December 2025, the Company and Mr. Bajaj entered into a Separation Agreement and Release (the "Separation Agreement"), under which the Company granted 600 thousand Class P Units in Holdings (the "Transaction Grant") to RB Strategic Holdings LP – Easter Series, an entity controlled by Mr. Bajaj. The Transaction Grant was issued to Mr. Bajaj as consideration for services rendered during his tenure as CEO and as recognition of his contributions in initiating and advancing the US Salt Acquisition.

The Transaction Grant is equity-classified under ASC 718 and was measured at fair value as of the grant date, which the Company determined to be December 7, 2025 as it was the date on which all key terms were approved and mutually understood ("Transaction Grant Date").

The Transaction Grant contains both a performance condition and a market condition, but no substantive service condition:

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

A Monte Carlo simulation model under the option pricing method was used to estimate the fair value of the Transaction Grant as of the grant date. The fair value incorporated a discount for lack of marketability because the Class P Units represent non‑marketable, minority interests in Holdings that lack control rights, have no active trading market, and are subject to transfer restrictions. In addition, the priority distribution rights afforded to the Class A and Class B Units subordinate the Class P Units economically, resulting in greater volatility in their expected returns relative to the controlling equity interests. The total fair value granted for the Transaction Grant was $0.3 million.

The valuation assumptions utilized for the Transaction Grant as of the December 7, 2025 grant date were as follows:

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
(3)
The risk-free rate equals the continuously compounded yield from the US Treasury’s published Daily Treasury Par Yield Curve Rates as of the Transaction Grant Date for a period equal to the time from the Transaction Grant Date until the expected liquidity event, assuming linear interpolation between terms.
(4)
Holdings’ underlying equity value on the Transaction Grant Date was estimated to be equal to the capital contributions for the Class A Units and Class B Units on a pro forma basis assuming closing of the US Salt Acquisition.

Because the Transaction Grant contains no substantive service condition, compensation cost is recognized in full when achievement of the performance condition (closing of the US Salt Acquisition) is probable. On February 27, 2026, upon the consummation of the US Salt Acquisition, the performance condition was achieved and thus the Company recognized an expense of $0.3 million related to the vesting of the Transaction Grant. However, because the market condition has not been met, it remains outstanding and will continue to vest.

Similarly, because the Company's Board terminated Mr. Bajaj without Cause, the Initial Grant remains outstanding and will continue to vest in accordance with the terms of the Employment Agreement. However, all stock-based compensation expense related to the Initial Grant was accelerated and expensed on Mr. Bajaj's termination date in December 2025.

Changes in the Initial Grant and the Transaction Grant for the period from February 27, 2026 to ended March 31, 2026 (Successor), were as follows (in thousands, except per share amounts):

	Initial Grant		Transaction Grant
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at February 27, 2026 (Successor)	1,898	$2.39	600	$0.56
Vested	—	—	—	—
Forfeited	—	—	—	—
Nonvested at March 31, 2026 (Successor)	1,898	$2.39	600	$0.56

NOTE 16. INCOME TAXES

The Company holds an economic interest in Holdings and consolidates its financial position and results. The remaining ownership of Holdings not held by the Company is considered a noncontrolling interest. Holdings is treated as a partnership for income tax reporting and its members, including the Company, are liable for federal, and state income taxes based on their share of Holdings' taxable income. Prior to the acquisition, US Salt was treated as a partnership for federal and state income tax purposes, in which the partnership’s taxable income or loss was passed through to its unitholders.

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

The benefit for income taxes was $41.9 million (157%) for the period from February 27, 2026 to March 31, 2026 (Successor). There was no provision for or benefit from income taxes for the period from January 1, 2026 to February 26, 2026 (Predecessor) or for the three months ended March 31, 2025 (Predecessor). The Company’s effective tax rate for the period from February 27, 2026 to March 31, 2026 (Successor) differed from the U.S. statutory rate of 21% primarily due to the release of valuation allowance associated with the acquisition of US Salt and additional valuation allowance on tax attributes generated during the period. The Company’s effective tax rate for the three months ended March 31, 2025 (Predecessor) differed from the U.S. statutory rate of 21% as US Salt was a partnership and not subject to federal or state corporate income taxes.

The Company continues to maintain a valuation allowance on its domestic net deferred tax assets which is excluded from the annual effective tax rate estimate.

The Company had no unrecognized tax benefits as of March 31, 2026 (Successor) and December 31, 2025 (Predecessor). There were no interest and penalties associated with the unrecognized tax benefits for the period from February 27, 2026 to March 31, 2026 (Successor), the period from January 1, 2026 to February 26, 2026 (Predecessor), and the three months ended March 31, 2025 (Predecessor).

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

NOTE 17. Net INCOME per share (Successor) and per unit (predecessor)

The following table sets forth the computation of basic and diluted net loss per share:

	Successor	Predecessor
	Period from February 27, 2026 to March 31, 2026	Period from January 1, 2026 to February 26, 2026	Three Months Ended March 31, 2025
	($ in millions, shares in thousands, except per share data)	($ in millions, shares in thousands, except per share data)	($ in millions, shares in thousands, except per share data)
Numerator:
Net income attributable to Parent Holdings Class A unitholders (Predecessor)		$1.7	$2.9
Net income attributable to common stockholders (Successor)	$15.3
Denominator:
Basic and diluted weighted average USPH Class A units outstanding (Predecessor)		190.9	191.0
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic (Successor)	45,676
Weighted-average shares used in computing net loss per share attributable to common stockholders, diluted (Successor)	45,749
Net income per unit attributable to USPH Class A unit, basic and diluted (Predecessor)		$8.91	$15.18
Net income per share attributable to common stockholders, basic (Successor)	$0.33
Net income per share attributable to common stockholders, diluted (Successor)	$0.33

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income per share because including them would have had an anti-dilutive effect:

Successor
March 31, 2026
(in thousands)
Common stock options outstanding	363
Total	363

Calculation of Net Income per Unit (Predecessor)

US Salt Parent Holdings used the two-class method in its computation of net income per unit. US Salt Parent Holdings’ paid and unpaid USPH Class A units issued through subscription notes receivable were entitled to receive distributions at the same rate. Under the two-class method, US Salt Parent Holdings' net income available to Class A unitholders was allocated between the paid and unpaid USPH Class A units on a fully-distributed basis and reflected residual net income after amounts attributed to noncontrolling interests. In the event of a net loss, US Salt Parent Holdings determined that both paid and unpaid USPH Class A units share in the Company’s losses, and they shared in the losses using the same mechanism as the distributions. US Salt Parent Holdings also had USPH Class B units whereby vested USPH Class B units were subject to the hurdle of unreturned capital of Class A and a "Participation Threshold" before Class B unitholders received distribution of profit or distribution of sales proceeds from the sale of US Salt Parent Holdings. For the period from January 1, 2026 to February 26, 2026 (Predecessor) and the three months ended March 31, 2025 (Predecessor), USPH Class B units were participating securities for net income per unit calculation purposes because they were able to participate in undistributed earnings with USPH Class A units. However, because the Class B unit participation was contingent on overcoming the hurdle as described above that was not objectively determinable and/or subject to management discretion, US Salt Parent Holdings did not allocate undistributed earnings to Class B unless and until the contingency occurs. USPH Class B units were non-dilutive securities as the hurdle of unreturned capital of USPH Class A unitholders was not met as of March 31, 2025 (Predecessor).

Basic and dilutive net income or loss per unit was calculated by dividing undistributed earnings allocated to paid and unpaid USPH Class A unitholders by the weighted average member units outstanding for the respective period.

NOTE 18. RELATED PARTY TRANSACTION (pREDECESSOR)

Management Fees

On July 19, 2021, US Salt Holdings entered into a Professional Services Agreement with Emerald Lake, who would provide financial and management consulting services. Emerald Lake agreed to consult with the US Salt’s Board of Directors and the oversight of management on business and financial matters including company strategy, budgeting of future investments, acquisition and divestiture strategies, and debt and equity financings. In consideration of Emerald Lake’s services, US Salt Holdings paid Emerald Lake an annual management fee (the "Management Fee") the greater of $1.9 million or 1% of Emerald Lake Investment. The Management Fee was payable in cash in quarterly installments equal to the greater of $0.5 million and 0.25% of Emerald Lake Investment. The Management Fees were $0.3 million and $0.5 million for the period from January 1, 2026 to February 26, 2026 (Predecessor) and the three months ended March 31, 2025 (Predecessor), respectively, and were reported in the general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. As of December 31, 2025 (Predecessor), there were no unpaid management fees in the accompanying condensed consolidated balance sheets.

Upon the consummation of the US Salt Acquisition, the Professional Services Agreement was terminated and no further Management Fees will be incurred.

USPH Class A and Unit Subscription Receivable

The activities of USPH Class A units and subscription notes receivable from employees and Board of Directors of US Salt Parent Holdings LLC are summarized as follows:

	Predecessor
	Period from January 1, 2026 to February 26, 2026
	USPH Class A Units	Amount	Subscription Receivable
	(in thousands)	(in millions)	(in millions)
Outstanding, December 31, 2025 (Predecessor)	0.9	$1.0	$0.1
Repayment	—	—	(0.1)
Balance as of February 26, 2026 (Predecessor)	0.9	$1.0	$—

	Predecessor
	Three Months Ended March 31, 2025
	USPH Class A Units	Amount	Subscription Receivable
	(in thousands)	(in millions)	(in millions)
Outstanding, December 31, 2024 (Predecessor)	0.9	$1.0	$0.2
Repayment	—	—	(0.1)
Balance as of March 31, 2025 (Predecessor)	0.9	$1.0	$0.1

NOTE 19. SEGMENT INFORMATION

The Company operates as a single segment, which is the consolidated entity. Our Chief Operating Decision Maker ("CODM") is our President. The CODM evaluates the Company's performance and allocates resources based on consolidated net income as presented in the statement of operations supplemented by significant expense categories that impact net income as outlined below. The CODM uses these varying results to prioritize reinvestment of profits in the Company.

One customer accounted for $1.8 million, $2.6 million, and $4.3 million of the Company’s total net sales during the period from February 27, 2026 to March 31, 2026 (Successor), the period from January 1, 2026 to February 26, 2026 (Predecessor), and the three months ended March 31, 2025 (Predecessor), respectively.

The following tables provide the operating financial results of the Company:

	Successor	Predecessor
	Period from February 27 - March 31, 2026	Period from January 1 - February 26, 2026	Three Months Ended March 31, 2025
	(in millions)	(in millions)	(in millions)
Net sales	$12.1	$20.3	$32.3

Cost of sales	7.4	10.9	17.2
Depreciation, amortization and depletion	3.3	2.7	3.7
Selling expense	0.4	0.6	0.9
Administrative expense	5.0	1.0	1.5
Transaction expense	20.7	0.1	—
Interest expense	1.8	3.0	5.4
Other segment items	0.1	0.3	0.7
Benefit from income taxes	(41.9)	—	—
Net income	$15.3	$1.7	$2.9
Capital expenditures - purchases of property, plant and equipment	$(0.7)	$(1.3)	$(2.6)

Other segment items include foreign currency gain/(loss), loss due to disposal of fixed assets, stock-based/unit-based compensation expenses, and management fees paid to Emerald Lake (Predecessor).

The measure of segment assets is reported on the Company’s Condensed Consolidated Balance Sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2025 included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Form 10-K"). Unless otherwise indicated, all results presented are prepared in a manner that complies, in all material respects, with GAAP. Additionally, unless otherwise indicated, all changes identified for the current-period results represent comparisons to results for the prior corresponding fiscal period. Our discussion and analysis may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" and "Special Note Regarding Forward-Looking Statements" in this Quarterly Report on Form 10-Q, and elsewhere in this Quarterly Report on Form 10-Q. All references to "we," "us," "our," or "ContextLogic" or the "Company" refer to ContextLogic Holdings Inc.

The US Salt Acquisition

Purchase Agreement

We entered into a Purchase Agreement on December 8, 2025 (as amended, the "Purchase Agreement") with ContextLogic LLC, a Delaware limited liability company and wholly owned subsidiary ("CLI LLC"), ContextLogic Holdings, LLC ("Holdings"), a Delaware limited liability company for which the Company is the majority owner, (and together with ContextLogic and CLI LLC, the "Buyer Parties"), Salt Management Aggregator, LLC, a Delaware limited liability company (the "Management Aggregator"), Emerald Lake Pearl Acquisition GP, L.P., a Delaware limited partnership ("Emerald GP"), Emerald Lake Pearl Acquisition-A, L.P., a Delaware limited partnership ("Blocker Seller"), Emerald Lake Pearl Acquisition Blocker, LLC, a Delaware limited liability company ("Blocker"), Emerald Lake Pearl Acquisition, L.P., a Delaware limited partnership (solely in its capacity as a Seller Party, "Emerald Fund" and, together with Emerald GP and Blocker Seller, the "Emerald Investors"), Abrams Capital Partners I, L.P., a Delaware limited partnership ("ACP I") and Abrams Capital Partners II, a Delaware limited partnership ("ACP II", together with ACP I, "Abrams Capital"), Riva Capital Partners V, L.P., a Delaware limited partnership ("Riva V"), and Riva Capital Partners VI, L.P., a Delaware limited partnership ("Riva VI," and together with ACP I, ACP II and Riva V, collectively, the "Abrams Investors"), the investors set forth on Schedule II to the Purchase Agreement (the "Management Investors" and, together with the Emerald Investors and the Abrams Investors, collectively, the "Seller Parties"), US Salt Parent Holdings, LLC and subsidiaries (such entities taken together, comprising the salt production, manufacturing and distribution business of US Salt and its subsidiaries, "US Salt"), Emerald Lake Pearl Acquisition, L.P., a Delaware limited partnership, solely in its capacity as the Sellers Representative pursuant to the Purchase Agreement (the "Sellers Representative"), and, solely for the purposes of Section 7.16 to the Purchase Agreement and, as it relates thereto, Article XV of the Purchase Agreement, BCP Special Opportunities Fund III Originations LP, a Delaware limited partnership ("BCP") (such acquisition, the "US Salt Acquisition"). Capitalized terms used in this section discussing the Purchase Agreement, but not herein defined shall have the respective meanings set forth in the Purchase Agreement.

Holdings acquired US Salt for an aggregate purchase price of approximately $921.7 million subject to customary adjustments, including for cash and net working capital, which was comprised of approximately $596.5 million in cash consideration (including, among other sources, the use of approximately $211.4 million in net borrowing proceeds from the Initial Term Loans and approximately $115.0 million in proceeds from the Rights Offering and Backstop Agreements) and approximately $325.2 million in equity rollover consideration. At the closing, $2.8 million was placed into the Escrow Fund to satisfy the escrow obligations set forth under the Purchase Agreement and the Escrow Agreement. Refer to Note 1 of the Financial Statements for further details.

Overview

ContextLogic is a business ownership platform designed from first principles to combine the structural advantages of permanent public capital with the operating discipline, alignment, and long-term orientation typically associated with private ownership. Our mission is to build a portfolio of high-quality, niche, and competitively advantaged businesses that generate sustainable, growing free cash flow that can be reinvested over long time horizons.

Our origins trace to the former Wish.com business, which was divested following a multi-year decline driven by structural challenges in its underlying business model, leaving us with balance sheet liquidity of $161.6 million. Prior to the divestiture, the Company preserved approximately $2.9 billion of federal net operating losses ("NOLs") and other tax attributes.

In 2025, investment funds advised by BC Partners Advisors LP ("BC Partners") and Abrams Capital partnered to recapitalize ContextLogic and Holdings to acquire US Salt and architect a new platform based on aligned ownership, decentralized operations, and disciplined capital deployment. Following the closing of the US Salt Acquisition on February 26, 2026, we are in the process of implementing the new governance and operating models described herein to foster long-duration value creation and to avoid the constraints and exit pressures common in traditional private equity structures.

Following the US Salt Acquisition, all of our revenue and the majority of our expenses are derived from our indirectly owned subsidiary US Salt.

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

US Salt’s products primarily include private-label and branded round-can table salts, pharmaceutical-grade salts used in saline and dialysis solutions, food-processing salts used in manufacturing and preservation, and pool and water-softening salts for household and commercial use. US Salt’s fully integrated operating model provides end-to-end control over quality, reliability, and cost, resulting in consistent cash generation and long-term customer retention in a stable, non-cyclical industry.

The US salt market represents approximately $3 billion in annual sales and has remained structurally stable for more than a decade, with evaporated salt accounting for roughly one-third of total demand. Domestic capacity has been largely unchanged for twenty years, and no new large-scale evaporation facilities have been constructed since 1999. This constrained supply base, combined with essential end-market demand in food, pharmaceuticals, and utilities, has supported favorable pricing and high barriers to entry.

As a specialized producer of high purity evaporated salt products, one of the largest private label round can salt producers, US Salt believes that it is one of only two domestic suppliers with scaled capability to produce U.S. Pharmacopeia ("USP")-compliant salt for pharmaceutical applications. US Salt believes it is well positioned to deliver its low-cost but high-value products to its customers. US Salt is strategically focused on highest value segments of the salt market. US Salt’s key competitive strengths support its ability to consistently offer a range of solutions to its customers in a supply-constrained market with high barriers to entry. US Salt also serves a diversified customer base within these end markets where it maintains long-standing customer relationships. US Salt believes that its salt caverns, unique round-can packaging line, regulatory certifications and expensive construction process for new entrants, coupled with its 130-year continuous operating history, has provided it with leading market positions and created significant barriers to entry for potential competitors.

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

US Salt serves a diverse mix of end markets where salt is an essential input with limited substitution risk such as retail grocery, food processing, pharmaceuticals, water softening, and other industrial applications. US Salt sells to a diversified customer base where it maintains long-standing customer relationships, including national and regional retailers, food manufacturers, distributors, and healthcare companies. US Salt believes that the demanding, extensive and costly qualification process for new entrants, coupled with its history of consistently delivering exceptional solutions for its customers, has provided it with leading market positions and created significant barriers to entry for potential competitors.

Diversification across channels and end markets provides resilience through economic cycles. Over the five- and ten-year periods ended March 31, 2025 (Predecessor), US Salt’s revenues grew at compound annual growth rates of approximately 7.6% and 7.6%, respectively, primarily driven by favorable product mix, new business wins, and disciplined pricing.

For more information about how the Company uses non-GAAP financial measures in its business, the limitations of these measures, and a reconciliation of these measures to the most directly comparable GAAP measures, please see the section titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures." With US Salt as our initial operating business, we focus on building intrinsic value by growing EBITDA and by improving asset quality in a way that optimizes cash flows. We can employ Free Cash Flow and other sources of liquidity to re-invest in the ContextLogic platform, pay down debt and potentially make acquisitions. Our capital expenditures were $0.4 million, $2.1 million, and $3.1 million for the period from February 27, 2026 to March 31, 2026 (Successor), the period from January 1, 2026 to February 26, 2026 (Predecessor), and the three months ended March 31, 2025 (Predecessor), respectively (including one-time investments of $0.0 million, $0.7 million, and $1.2 million, respectively), highlighting the low capital requirements of our business model. See "Liquidity and Capital Resources—Capital Expenditures."

Key Performance Drivers

Our operating results are influenced by several key factors, including pricing dynamics, plant reliability and operational efficiency, product-mix shifts, labor costs, energy generation and consumption, and inflationary trends. Management continuously monitors these variables to sustain profitability and cash flow while maintaining reliable supply to US Salt’s customers.

Product and Channel Mix

Profitability varies by product category. Pharmaceutical and food-grade salts generally carry higher average selling prices and margins, while bulk industrial and water-softening salts tend to be lower-margin. Period-to-period variations in mix—driven by customer demand, limited seasonality, and production scheduling—can influence reported gross margins. US Salt’s strategy to increase exposure to higher-value and specialty grades is expected to further improve blended profitability over time.

Pricing and Market Dynamics

The majority of our sales are not subject to fixed-price or long-term contracts. Prices are established through frequent negotiations with retail, food, and industrial customers and generally reflect prevailing market conditions. Over the past three years, wholesale prices have increased meaningfully as US Salt captured value through disciplined pricing and closed historical gaps between private-label and branded products. Continued attention to pricing strategy, particularly in consumer and food channels, remains a key driver of revenue growth and gross-margin performance.

Plant Reliability and Operational Efficiency

Because we operate a single integrated production facility, operational reliability and throughput materially affect unit costs and margins. Over the past several years, US Salt has executed a multi-year reliability and efficiency program focused on automation, predictive maintenance, and process-control optimization. These initiatives have increased packaging-line utilization, reduced downtime, and improved energy efficiency, contributing to strong margin expansion and consistent output.

Labor Costs and Workforce Productivity

Labor is a significant component of our cost structure, primarily associated with production, packaging, and maintenance. Wage inflation, overtime, and incentive programs can impact results in the near term. Management’s focus on retention, cross-training, and process automation has improved workforce productivity and mitigated the effects of a tight regional labor market.

Energy Generation and Natural-Gas Costs

Our operations are energy intensive, and natural gas is our largest variable input cost. While future market pricing cannot be predicted with certainty, natural-gas cost variability may affect our production costs. We consider and implement hedging strategies from time to time to mitigate potential price volatility.

Inflation and Input Costs

General inflation and cost pressures on packaging materials, transportation, and maintenance services can affect our results of operations. While pricing actions and cost-control measures have mitigated much of this impact, sustained inflation may influence customer purchasing behavior and margin performance. We continue to emphasize supply-chain optimization, vendor consolidation, and productivity initiatives to offset inflationary trends.

Known Trends and Uncertainties

We monitor several trends and uncertainties that could materially affect our future results of operations, liquidity, and cash flows.

Natural Gas and Energy Inputs

Our operations are energy intensive, and natural gas is our largest variable input cost. While future market pricing cannot be predicted with certainty, natural-gas cost variability may affect our production costs in the future if market rates materially differ from the terms of the existing contract. We consider hedging strategies and operational efficiency initiatives to mitigate potential price volatility.

Labor Costs and Workforce Availability

Wage inflation and a tight regional labor market have contributed to higher labor and benefit costs in recent periods. We expect continued upward pressure on wages, which may increase our cost of sales, selling expense, and general and administrative expenses. Productivity initiatives, cross-training, and automation are expected to partially offset inflationary impacts; however, labor availability and cost trends remain a uncertainty.

Product Mix and Customer Demand.

A meaningful portion of our margins is influenced by the mix of pharmaceutical, food-grade, consumer, and industrial salt volumes. Our strategy to increase exposure to higher-value categories is expected to support margin stability; however, the timing of large customer orders, competitive dynamics in private label programs, and broader economic conditions may contribute to period-to-period variability.

Maintenance and Production Reliability.

We operate a single, vertically integrated facility. While its multi-year reliability program has improved uptime and operating efficiency, unplanned outages, major equipment failures, or extended maintenance projects could temporarily affect production volumes or increase costs. We plan maintenance activities carefully to minimize operational disruptions, but variability in maintenance requirements is an ongoing uncertainty.

Inflationary Pressures and Supply Chain Costs

Increases in the cost of packaging materials, freight, spare parts, and external maintenance services have affected cost trends in recent years. Although we have generally been able to offset inflation through price increases and cost efficiency initiatives, sustained or accelerated inflation could impact Our margins and working capital needs.

Seasonality

Pool salt and ice melt are the only products that exhibit consistent seasonal demand patterns—pool salt shipments typically increase in late spring and summer, while ice melt demand occurs in winter months. These products represent a limited portion of its overall sales, and seasonality has not had a material impact on our consolidated results.

Results of Operations

Results after the date of the US Salt Acquisition, the period from February 27, 2026 through March 31, 2026 (Successor) include the Company’s consolidation of US Salt into ContextLogic, reflecting US Salt on a new basis in accordance with application of acquisition accounting. The Company is presenting US Salt as the predecessor to the post-acquisition consolidated ContextLogic entity and as a result has presented activity of stand-alone US Salt in periods prior to February 26, 2026 (Predecessor Periods). To provide meaningful and comparable information, the Company is also presenting Combined results—a non-GAAP measure that adds the period from January 1, 2026 through February 26, 2026 (Predecessor) and the period from February 27 through March 31, 2026 (Successor)—to compare against the three months ended March 31, 2025 (Predecessor).

To provide comparable period-over-period information, the Company also presents "Combined" results below, a non-GAAP measure that aggregates the Predecessor and Successor periods, and the "Three Months' Change" results, a non-GAAP measure that calculates the difference between the Combined results and the results of the three months ended March 31, 2025 (Predecessor).

The following table shows our results of operations for the periods presented.

	Successor	Predecessor	Non-GAAP		Predecessor
	Period from February 27, 2026 to March 31, 2026	Period from January 1, 2026 to February 26, 2026	Combined Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	(in millions)	(in millions)	(in millions)		(in millions)
Net sales	$12.1	$20.3	$32.4	100%	$32.3	100%
Cost of sales	8.3	13.2	21.5	66%	20.4	63%
Gross profit	3.8	7.1	10.9		11.9
Operating expenses:
Selling expense	0.4	0.7	1.1	3%	1.0	3%
General and administrative	7.5	1.6	9.1	28%	2.6	8%
Transaction expenses	20.7	0.1	20.8	64%	—	0%
Total operating expenses	28.6	2.4	31.0		3.6
(Loss) income from operations	(24.8)	4.7	(20.1)		8.3
Other income (expenses)
Interest and other expense	(1.8)	(3.0)	(4.8)	-15%	(5.4)	-17%
(Loss) income before provision for income taxes	(26.6)	1.7	(24.9)		2.9
Provision for income taxes	41.9	—	41.9	129%	—	0%
Net income	15.3	1.7	17.0	52%	2.9	9%
Net (loss) attributable to noncontrolling interest	—	—	—	0%	—	0%
Net income attributable to Parent Holdings Class A unitholders (Predecessor) or common stockholders (Successor)	$15.3	$1.7	$17.0	52%	$2.9	9%

Other Financial and Operating Data:
Gross Profit %(1)	31.4%	35.0%	33.6%		36.8%
EBITDA(2)	(21.5)	7.4	(14.1)		12.0
Adjusted EBITDA(2)	3.9	7.7	11.6		12.5

Supplemental Disclosure Items:
CLHI Corporate G&A	$4.6	—	$4.6		—
CLHI Corporate transaction expenses	20.5	—	20.5		—
CLHI Corporate depreciation and amortization	—	—	—		—
CLHI Corporate tax benefit	41.9	—	41.9		—
CLHI Corporate adjusting expense items for Adjusted EBITDA(3)	24.1	—	24.1		—

(1)
Calculated as a percentage of revenue.

(2)
EBITDA and Adjusted EBITDA are non-GAAP financial measures. For definitions of EBITDA and Adjusted EBITDA and a reconciliation to the most directly comparable financial measures calculated and presented in accordance with GAAP, see "Management’s Discussion and Analysis of Financial Condition and Result of Operations — Non-GAAP Financial Measures."
(3)
CLHI expense included as adjustments from EBITDA to Adjusted EBITDA include Transaction Expenses of $20.5 million, estimated contingent loss related to a legal matter of $3.5 million and stock-based compensation of $0.1 million.

Comparison of the Period from February 27, 2026 to March 31, 2026 (Successor) and Period from January 1, 2026 to February 26, 2026 (Predecessor) Compared with the Three Months Ended March 31, 2025 (Predecessor)

Net Sales

	Successor	Predecessor	Non-GAAP	Predecessor	Non-GAAP
	Period from February 27, 2026 to March 31, 2026	Period from January 1, 2026 to February 26, 2026	Combined Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Three Months' Change
	(in millions)	(in millions)	(in millions)	(in millions)	$ %
Net sales	$12.1	$20.3	$32.4	$32.3	$0.1	0.3%

Revenue for the period from February 27, 2026 to March 31, 2026 (Successor) was $12.1 million. Revenue for the period from January 1, 2026 to February 26, 2026 (Predecessor) and the three months ended March 31, 2025 (Predecessor) were $20.3 million and $32.3 million, respectively.

Revenue increased $0.1 million for the Combined three months ended March 31, 2026 compared to the three months ended March 31, 2025 (Predecessor). This increase was primarily attributable to higher average sales prices and a favorable product mix, partially offset by lower sales volumes, which were negatively impacted by trucking disruption related to winter storms and temporary operational interruptions at our Watkins Glen facility.

Cost of Sales and Gross Margin

	Successor	Predecessor	Non-GAAP	Predecessor	Non-GAAP
	Period from February 27, 2026 to March 31, 2026	Period from January 1, 2026 to February 26, 2026	Combined Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Three Months' Change
	(in millions)	(in millions)	(in millions)	(in millions)	$ %
Cost of sales	$8.3	$13.2	$21.5	$20.4	$1.1	5.4%
Gross margin	31.4%	35.0%	33.6%	36.8%

Cost of sales for the period from February 27, 2026 to March 31, 2026 (Successor) was $8.3 million. Cost of sales for the period from January 1, 2026 to February 26, 2026 (Predecessor) and the three months ended March 31, 2025 (Predecessor) were $13.2 million and $20.4 million, respectively.

Cost of sales increased $1.1 million for the Combined three months ended March 31, 2026 compared to the three months ended March 31, 2025 (Predecessor). This increase was primarily driven by $1.1 million of amortization of inventory step-up related to acquisition accounting. The increases were partially offset by lower sales volumes.

Selling Expense

	Successor	Predecessor	Non-GAAP	Predecessor	Non-GAAP
	Period from February 27, 2026 to March 31, 2026	Period from January 1, 2026 to February 26, 2026	Combined Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Three Months' Change
	(in millions)	(in millions)	(in millions)	(in millions)	$ %
Selling expense	$0.4	$0.7	$1.1	$1.0	$0.1	10.0%

Selling expenses for the period from February 27, 2026 to March 31, 2026 (Successor) was $0.4 million. Selling expenses for the period from January 1, 2026 to February 26, 2026 (Predecessor) and the three months ended March 31, 2025 (Predecessor) were $0.7 million and $1.0 million, respectively.

Selling expenses remained consistent for the Combined three months ended March 31, 2026 compared to the three months ended March 31, 2025 (Predecessor).

General and Administrative

	Successor	Predecessor	Non-GAAP	Predecessor	Non-GAAP
	Period from February 27, 2026 to March 31, 2026	Period from January 1, 2026 to February 26, 2026	Combined Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Three Months' Change
	(in millions)	(in millions)	(in millions)	(in millions)	$ %
General and administrative	$7.5	$1.6	$9.1	$2.6	$6.5	250.0%

General and administrative expenses for the period from February 27, 2026 to March 31, 2026 (Successor) was $7.5 million. General and administrative expenses for the period from January 1, 2026 to February 26, 2026 (Predecessor) and the three months ended March 31, 2025 (Predecessor) were $1.6 million and $2.6 million, respectively.

General and administrative expenses increased $6.5 million for the Combined three months ended March 31, 2026 compared to the three months ended March 31, 2025 (Predecessor). This increase was primarily due to $4.6 million of expenses attributable to ContextLogic, impacted by a $3.5 million contingent loss accrual, external legal expenses, employee costs, and other professional services and $2.4 million higher intangible asset amortization related to US Salt acquisition accounting.

Transaction Expenses

	Successor	Predecessor	Non-GAAP	Predecessor	Non-GAAP
	Period from February 27, 2026 to March 31, 2026	Period from January 1, 2026 to February 26, 2026	Combined Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Three Months' Change
	(in millions)	(in millions)	(in millions)	(in millions)	$ %
Transaction expenses	$20.7	$0.1	$20.8	$—	$20.8	100.0%

Transaction expenses for the period from February 27, 2026 to March 31, 2026 (Successor) was $20.7 million. Transaction expenses for the period from January 1, 2026 to February 26, 2026 (Predecessor) and the three months ended March 31, 2025 (Predecessor) were $0.1 million and zero, respectively.

Transaction expenses increased $20.8 million for the Combined three months ended March 31, 2026 compared to the three months ended March 31, 2025 (Predecessor). This increase was due to ContextLogic's transaction expenses attributable to its acquisition of US Salt.

Interest and Other Expense, net

	Successor	Predecessor	Non-GAAP	Predecessor	Non-GAAP
	Period from February 27, 2026 to March 31, 2026	Period from January 1, 2026 to February 26, 2026	Combined Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Three Months' Change
	(in millions)	(in millions)	(in millions)	(in millions)	$ %
Interest and other income	$1.8	$3.0	$4.8	$5.4	$(0.6)	(11.1)%

Interest and other expense, net for the period from February 27, 2026 to March 31, 2026 (Successor) was $1.8 million. Interest and other expense, net for the period from January 1, 2026 to February 26, 2026 (Predecessor) and the three months ended March 31, 2025 (Predecessor) were $3.0 million and $5.4 million, respectively.

Interest and other expense, net decreased $0.6 million for the Combined three months ended March 31, 2026 compared to the three months ended March 31, 2025 (Predecessor). This decrease was driven by a $0.8 million reduction in interest expense on term loans resulting from lower interest rates on the new debt facility, offset by a $0.2 million increase in commitment fees incurred related to the Revolving Loans.

Provision for Income Taxes

	Successor	Predecessor	Non-GAAP	Predecessor	Non-GAAP
	Period from February 27, 2026 to March 31, 2026	Period from January 1, 2026 to February 26, 2026	Combined Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Three Months' Change
	(in millions)	(in millions)	(in millions)	(in millions)	$ %
Benefit from income taxes	$41.9	$—	$41.9	$—	$41.9	100%

Benefit from income taxes for the period from February 27, 2026 to March 31, 2026 (Successor) was $41.9 million. There was no provision for or benefit from income taxes for the period from January 1, 2026 to February 26, 2026 (Predecessor) and the three months ended March 31, 2025 (Predecessor).

Benefit from income taxes increased $41.9 million for the Combined three months ended March 31, 2026 compared to the three months ended March 31, 2025 (Predecessor). This increase was primarily due to the tax benefit recognized as a result of a release of our deferred tax asset valuation allowance triggered by recognition of deferred tax liabilities in the application of acquisition accounting related to the US Salt Acquisition.

Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA

Earnings before interest, taxes, depreciation and amortization, or EBITDA, and Adjusted EBITDA are supplemental non-GAAP financial measures used by management. The Company defines EBITDA as net income before (i) interest expense, (ii) depreciation, amortization and depletion, and (iii) taxes. The Company defines Adjusted EBITDA as EBITDA before (i) transaction and integration costs, (ii) stock and unit-based compensation, (iii) restructuring and severance costs, (iv) asset impairments and write-offs, (v) legal contingency accrual, (vi) asset retirement obligation accretion, (vii) foreign currency (gain) loss, and (viii) other non-recurring adjustments. The most directly comparable GAAP financial measure to EBITDA and Adjusted EBITDA is net income. The Company believes EBITDA and Adjusted EBITDA offer useful views of the overall operation of the business because they allow comparison of its results of operations from period to period without regard to its financing methods or capital structure or other items that impact comparability of financial results from period to period such as fluctuations in interest expense or effective tax rates, levels of depreciation, amortization, and depletion, or significant unusual items. Users should consider the limitations of EBITDA and Adjusted EBITDA, including that (i) EBITDA and Adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest payments on the Company’s indebtedness, (ii) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and the cash requirements for such replacements are not reflected in EBITDA and Adjusted EBITDA, (iii) Adjusted EBITDA exclude the cash expense the Company has incurred to integrate acquired businesses into its operations, which is a necessary element of certain of its acquisitions, (iv) the omission of the substantial amortization expense associated with the Company’s intangible assets further limits the usefulness of EBITDA and Adjusted EBITDA and (v) EBITDA and Adjusted EBITDA do not include the payment of taxes, which is a necessary element of the Company’s operations. EBITDA and Adjusted EBITDA should not be considered as alternatives to, or more meaningful than, net income or any other measure as determined in accordance with GAAP. The Company's computations of EBITDA and Adjusted EBITDA may not be comparable to EBITDA or Adjusted EBITDA of other companies. The Company presents EBITDA and Adjusted EBITDA because it believes they provide useful information to investors regarding the factors and trends affecting its business.

The following table presents a reconciliation of the Company's EBITDA and Adjusted EBITDA to the GAAP financial measure of net income for each of the periods indicated:

	Successor	Predecessor	Non-GAAP	Predecessor
	Period from February 27, 2026 to March 31, 2026	Period from January 1, 2026 to February 26, 2026	Combined Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
	(in millions)	(in millions)	(in millions)	(in millions)
Net income	$15.3	$1.7	$17.0	$2.9
Adjustments
Interest expense	1.8	3.0	4.8	5.4
Income tax (benefit) provision	(41.9)	—	(41.9)	—
Operating income	(24.8)	4.7	(20.1)	8.3
Depreciation and depletion	0.9	2.4	3.3	3.3
Amortization	2.4	0.3	2.7	0.4
EBITDA	(21.5)	7.4	(14.1)	12.0
Adjustments:
Recognition of inventory step-ups(1)	1.1	—	1.1	—
Transaction and integration costs(2)	20.7	0.1	20.8	—
Stock-based and unit-based compensation(3)	0.1	0.1	0.2	0.1
Restructuring and severance(4)	—	—	—	0.3
Contingent loss accrual(5)	3.5	—	3.5	—
Other(6)	—	0.1	0.1	0.1
Adjusted EBITDA	$3.9	$7.7	$11.6	$12.5

(1)
Increase in inventory to fair value as a result of the US Salt Acquisition.
(2)
Expenses incurred by US Salt and ContextLogic related to the US Salt Acquisition.
(3)
Stock-based and unit-based compensation incurred, excluding $0.4 of stock-based compensation included within transaction and integration costs.
(4)
Severance, transition, and retention costs associated with executive leadership changes.
(5)
Estimated contingent loss related to a legal matter. Refer to Note 13, Commitments and Contingencies, for further information.
(6)
Costs associated with the decommissioning and removal of certain manufacturing equipment and expenses unique to US Salt's prior parent.

Free Cash Flow

Free Cash Flows are driven primarily by increasing operating income and efficiently managing accounts receivable, inventory, accounts payable, and capital expenditures. Increases in operating income primarily result from increases in revenue and efficiently managing cost of sales, selling expenses, and general and administrative expenses, partially offset by investing in property, plant and equipment. We make longer-term strategic capital investment, including capital expenditures focused on expansion of production capacity and efficiency of production. We provide multiple measures of Free Cash Flow because we believe these measures provide additional perspective to investors on the impact of acquiring property, plant and equipment with cash and through finance leases and financing obligations. The Company believes EBITDA and Adjusted EBITDA offer useful views of the overall operation of the business because they allow comparison of its results of operations from period to period without regard to its financing methods or capital structure or other items that impact comparability of financial results from period to period such as fluctuations in interest expense or effective tax rates, levels of depreciation, amortization, and depletion, or significant unusual items.

Users should consider the limitations of Free Cash Flow, including that (i) Free Cash Flow do not reflect the significant interest expense, or the cash requirements necessary to service interest payments on our indebtedness and (ii) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and the cash requirements for such replacements are not reflected in Free Cash Flow.

Free Cash Flow is cash flow from operations reduced by "Purchases of property, plant and equipment" ("Free Cash Flow"). The following is a reconciliation of Free Cash Flow to the most comparable GAAP cash flow measure, "Net cash provided by (used in) operating activities" for each of the periods indicated:

	Successor	Predecessor	Non-GAAP	Predecessor
	Period from February 27, 2026 to March 31, 2026	Period from January 1, 2026 to February 26, 2026	Combined Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
	(in millions)	(in millions)	(in millions)	(in millions)
Net cash (used in) provided by operating activities	$(20.4)	$1.8	$(18.6)	$3.9
Purchases of property, plant and equipment	$(0.7)	$(1.3)	$(2.0)	$(2.6)
Free Cash Flow	$(21.1)	$0.5	$(20.6)	$1.3
Net cash (used in) provided by investing activities	$(585.9)	$(1.3)	$(587.2)	$(2.6)
Net cash provided by (used in) financing activities	$401.0	$—	$401.0	$(2.2)

Free Cash Flow less Principal Repayments of Finance Leases Obligations and Repayment on Term Loan

Free Cash Flow less principal repayments of finance leases and repayment on term loan is Free Cash Flow reduced by "Principal repayments of finance leases" and "Principal repayments on term loan." Principal repayments of finance leases and term loan approximate the actual payments of cash for our finance leases and financing obligations. The following is a reconciliation of Free Cash Flow less principal repayments of finance leases and term loan to the most comparable GAAP cash flow measure, "Net cash provided by (used in) operating activities" for each of the periods indicated:

	Successor	Predecessor	Non-GAAP	Predecessor
	Period from February 27, 2026 to March 31, 2026	Period from January 1, 2026 to February 26, 2026	Combined Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
	(in millions)	(in millions)	(in millions)	(in millions)
Net cash (used in) provided by operating activities	$(20.4)	$1.8	$(18.6)	$3.9
Purchases of property, plant and equipment	$(0.7)	$(1.3)	$(2.0)	$(2.6)
Free Cash Flow	$(21.1)	$0.5	$(20.6)	$1.3
Principal repayments of term loan	$—	$—	$—	$(0.6)
Cash Flow less principal repayments of finance leases and repayment on term loan	$(21.1)	$0.5	$(20.6)	$0.7
Net cash (used in) provided by investing activities	$(585.9)	$(1.3)	$(587.2)	$(2.6)
Net cash provided by (used in) financing activities	$401.0	$—	$401.0	$(2.2)

Liquidity and Capital Resources

As of March 31, 2026, we had cash and cash equivalents of $12.0 million, which were entirely held in cash deposits and money market funds and were held for working capital purposes. We believe that our existing cash, cash equivalents, and cash generation from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months.

We had no material cash requirements outside our normal operating costs.

While we maintain our cash with large national financial institutions, there can be no assurance that any of our other deposits in excess of the Federal Deposit Insurance Corporation or other comparable insurance limits will be backstopped by the U.S. or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis.

Sources of Liquidity

As of March 31, 2026, we had cash and cash equivalents of $12.0 million.

Liquidity is provided through cash flow from operations and availability under the revolving credit facility. As of March 31, 2026 and 2025, we remained in full compliance with our financial covenants, with sufficient headroom under the maximum leverage and fixed-charge coverage ratios. Management believes current liquidity is adequate to fund operations, planned capital expenditures, and working capital needs.

Capital Expenditures

Capital expenditures totaled approximately $0.4 million, $2.1 million, and $3.1 million for the period from February 27, 2026 to March 31, 2026 (Successor), the period from January 1, 2026 to February 26, 2026 (Predecessor), and the three months ended March 31, 2025 (Predecessor), respectively (including one-time investments of $0.0 million, $0.7 million, and $1.2 million, respectively). These amounts include expenditures related to several large, non-recurring maintenance and growth projects, including generator rebuilds, flood-mitigation initiatives, installation of a black-start backup generator to enhance power redundancy, and the new pool salt line project. As discussed elsewhere in this 10-Q filing, we also present capital expenditures excluding certain one-time investments in order to provide a more meaningful view of our ongoing maintenance and recurring capital requirements.

Wilmington Trust Credit Facility

As discussed earlier in "The US Salt Acquisition -- The Financing Arrangements," in February 2026, Holdings entered into the Credit Agreement with Wilmington Trust, National Association, as administrative agent, and the Lenders thereto (the "Wilmington Trust Credit Facility"), which consists of a $215.0 million term loan and up to $25.0 million revolving line of credit.

The interest rate for the term loan and revolving line of credit as of March 31, 2026 was 7.92%, which was SOFR plus 4.25%. The interest rate for the revolving line of credit is at a base rate or a term SOFR rate plus an applicable margin between 4.00% and 4.50%, depending on the Borrower's Consolidated First Lien Net Leverage Ratio.

The term loan requires quarterly principal payments of $0.5 million commencing on September 30, 2026 through maturity on February 26, 2033, at which time the remaining principal balance is due. The term loan is subject to mandatory excess cash flow payments commencing for the year ended December 31, 2027 as defined in the Credit Agreement. As of March 31, 2026 (Successor), no excess cash flow prepayment was required for the period from February 27, 2026 to March 31, 2026 (Successor).

The revolving line of credit expires on February 26, 2033 and is subject to a commitment fee on the unused available commitment between 0.375% and 0.50% per annum, determined by the Borrower’s Consolidated First Lien Net Leverage Ratio. We had no borrowings outstanding on the revolving line of credit at March 31, 2026 (Successor).

The term loan and revolving line of credit are secured by substantially all of the assets of US Salt and subject to certain financial covenants. The Credit Agreement contains customary affirmative and negative covenants, conditions to borrowing and events of default. We were in compliance with all financial covenants as of March 31, 2026 (Successor).

In relation to the Wilmington Trust Credit Agreement, we incurred initial discount and issuance costs of $3.6 million, which is amortized over the life of the credit agreement using an effective interest rate of 8.27%. Amortization of debt issuance cost for the period from February 27, 2026 to March 31, 2026 (Successor) was an insignificant amount and was reported in interest expense in the Condensed Consolidated Statements of Operations.

Material Cash Requirements

We expect to continue to fund its operations, working capital needs, and capital investments primarily through cash generated from operations and available capacity under its revolving credit facility.

Capital Expenditures

We expect capital expenditures of approximately $10.4 million in 2026 (Successor) due to the addition of two new wells with an estimated cost of $4 million. The Company expects average annual capital expenditures of approximately $6–$8 million over the next several years, consisting primarily of maintenance, reliability projects, and select growth initiatives.

Debt Service Obligations

As of March 31, 2026 (Successor), we are obligated to make quarterly principal payments of $0.5 million on its term loan starting September 30, 2026 through its February 2033 maturity, with the remaining principal due at maturity. Interest payments will vary based on SOFR-linked rates applicable to its credit facility. We do not anticipate material excess-cash-flow payments under its credit agreement based on current forecasts.

Lease Commitments

We have non-cancelable operating lease commitments for warehouses, offices, equipment, railcars, and finance leases for equipment. As of March 31, 2026 (Successor), remaining contractual lease payments were approximately $1.7 million, with approximately $0.8 million due within 12 months.

Environmental and Maintenance Requirements

We incur ongoing maintenance and periodic refurbishment costs associated with its production assets. These expenditures vary by year based on reliability requirements, but we expect them to remain within the anticipated annual capital-expenditure range described above.

Management believes that cash flows from operations, together with availability under its revolving credit facility, will be sufficient to meet our material cash requirements for at least the next 12 months.

Cash Flows

	Successor	Predecessor	Predecessor
	Period from February 27, 2026 to March 31, 2026	Period from January 1, 2026 to February 26, 2026	Three Months Ended March 31, 2025
	(in millions)	(in millions)	(in millions)
Net cash (used in) provided by:
Operating activities	$(20.4)	$1.8	$3.9
Investing activities	$(585.9)	$(1.3)	$(2.6)
Financing activities	$401.0	$—	$(2.2)

Net Cash Used in Operating Activities

Net cash used in our operating activities for the period from February 27, 2026 to March 31, 2026 (Successor) was $20.4 million. This cash use for the period was primarily driven by cash expenses related to the our acquisition of US Salt, reflected as transaction expenses on our Condensed Consolidated Statements of Operations.

Net cash provided by our operating activities for the period from January 1, 2026 to February 26, 2026 (Predecessor) was $1.8 million, driven by our net income of $1.7 million.

Net cash provided by our operating activities for the three months ended March 31, 2025 (Predecessor) was $3.9 million. This was driven by our net income of $2.9 million and depreciation, depletion and amortization of $3.7 million, which was partially offset by a $3.2 million of outflow related to operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in our investing activities for the period from February 27, 2026 to March 31, 2026 (Successor) was $585.9 million. This was driven by $585.2 million spent acquiring US Salt, net of cash acquired.

Net cash used in our investing activities for the period from January 1, 2026 to February 26, 2026 (Predecessor) was $1.3 million. This was primarily due to $1.3 million in purchases of property, plant, and equipment.

Net cash used in our investing activities for the three months ended March 31, 2025 (Predecessor) was $2.6 million. This was primarily due to $2.6 million spent on purchases of plant, property, and equipment.

Net Cash Provided By (Used in) Financing Activities

Net cash provided by our financing activities for the period from February 27, 2026 to March 31, 2026 (Successor) was $401.0 million primarily due to $215 million proceeds from issuance of debt, $114.8 million from the rights offering and related backstops associated with the US Salt Acquisition, and $75 million from issuance of noncontrolling interests.

Net cash used in our financing activities for the period from January 1, 2026 to February 26, 2026 (Predecessor) was immaterial due to the period only having immaterial payments of the finance leases' principal amounts.

Net cash used in our financing activities for the three months ended March 31, 2025 (Predecessor) was $2.2 million primarily due to $1.4 million of member distributions and $0.6M of payments on the term loan.

Contractual and Other Obligations

Debt obligations

Under the Wilmington Trust Credit Agreement, our debt obligations consist of a $215.0 million term loan and an up to $25.0 million revolving line of credit. Refer to discussions under the "Credit Facility" section above for more information.

Leases

We lease warehouses, office space, and equipment under long-term lease agreements. The leases consist of operating leases expiring in various years through 2030, as well as standard operating leases for railcars, vehicles, and office space. As of March 31, 2026 (Successor), the future minimum lease payments required under these leases totaled $1.7 million, with $0.8 million payable within 12 months.

Off Balance Sheet Arrangements

We do not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

With the acquisition of US Salt, we have disclosed updated critical accounting policies and estimates. However, we do not view these updated policies and estimates as in conflict with those described in our 2025 Form 10-K, filed with the SEC on March 5, 2026.

Recent Accounting Pronouncements

See Note 1 of Part I, Item 1 of this Quarterly Report on Form 10-Q for a full description of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a "smaller reporting company," as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC") and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding required disclosure.

Our President and Chief Financial Officer, with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on that evaluation, and as a result of the material weakness in internal control over financial reporting described below, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2026.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In connection with our acquisition of US Salt on February 26, 2026, we, together with management of US Salt, identified a material weakness in US Salt’s internal control over financial reporting as of the acquisition date. The material weakness resulted from US Salt’s lack of a formalized internal control framework based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Specifically, the deficiencies that aggregate to this material weakness include the following:

•
An insufficient complement of personnel with an appropriate degree of internal controls knowledge, GAAP technical accounting expertise, and SEC reporting experience, which caused management to be unable to appropriately define responsibilities to create an effective control environment;
•
The lack of a formalized risk assessment process to identify, analyze, and respond to risks of material misstatement to financial reporting, including risks arising from changes in the business or the operating environment; and
•
Inadequate selection, design, development, and operation of control activities, including general information technology controls over user access, segregation of duties, change management, and program development relevant to financial reporting.

We have concluded that this material weakness is due to the fact that US Salt was a private company with limited resources and did not have the necessary business processes and related internal controls formally designed and implemented, coupled with the lack of appropriate resources with the appropriate level of experience and technical expertise to oversee its business processes and controls.

Notwithstanding the material weakness described above, our management, including our President and Chief Financial Officer, has concluded that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.

This material weakness did not result in a material misstatement to our unaudited condensed consolidated financial statements for the periods presented. However, this material weakness could result in a misstatement of one or more account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

Management’s Plan to Remediate the Material Weakness

Our remediation efforts are ongoing and are expected to include:

With oversight from our Audit Committee, management has begun, and will continue to undertake, measures designed to remediate the material weakness described above. As part of our integration of US Salt, our remediation efforts include extending our existing internal control framework, policies, and procedures to US Salt’s operations. The actions implemented or planned to be implemented include:

•
Adoption of the COSO framework by US Salt operations, including formal documentation of policies, procedures, and process narratives;
•
Performance of a formal risk assessment over US Salt’s financial reporting processes to identify risks of material misstatement and to design responsive control activities;
•
Development, documentation, and implementation of control activities at US Salt, including controls over journal entries, account reconciliations, period-end close procedures, and significant accounting estimates;
•
Assessment of the effectiveness of internal controls over financial reporting through monitoring activities, including management review controls and periodic testing, with results reported to executive management and the Audit Committee;
•
Recruitment of additional qualified personnel and engagement of external consultants and specialists with the requisite knowledge of GAAP, SEC reporting, and internal control over financial reporting to supplement existing US Salt resources, and the provision of ongoing internal control training to US Salt personnel;
•
Review and enhancement of IT general controls over information systems relevant to financial reporting, including controls over user access, segregation of duties, change management, and program development; and
•
Realignment of existing personnel and the addition of both internal and external personnel to strengthen processes and controls at US Salt and at the corporate level.

The material weakness will not be considered remediated until management completes the design and implementation of the measures described above, such measures are tested by management, and the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. We expect remediation activities to continue throughout fiscal year 2026 and into subsequent periods. We believe we are making progress toward achieving the effectiveness of our internal controls and disclosure controls; however, we cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts.

Changes in Internal Control Over Financial Reporting

Other than the integration of US Salt and the related ongoing changes in internal control over financial reporting being implemented as part of the remediation measures described above, there were no changes in our internal control over financial reporting during the period from February 27, 2026 to March 31, 2026 (Successor) or the period from January 1, 2026 to February 26, 2026 (Predecessor) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth under Note 13, Commitments and Contingencies, in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, is incorporated herein by reference.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties set forth below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes, and in our Annual Report on Form 10-K for the year ended December 31, 2025, before making a decision to invest in our common stock. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect our business. These risk factors could materially and adversely affect our business, financial condition and results of operations, and the market price of our common stock could decline. These risk factors do not identify all risks that we face – our financial condition and/or operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our financial conditions and/or operations. Other than as described below, there have been no additional material changes from the risk factors previously disclosed under the heading "Risk Factors" in Part I, Item 1A of our 2025 Form 10-K.

Risks Related to the US Salt Acquisition, Backstop Agreements, and Financings

Impairment of US Salt’s intangible assets could result in significant charges that could adversely impact our future operating results.

As a result of the US Salt, we have significant intangible assets, including goodwill resulting from acquisition accounting and revaluation of US Salt's assets and liabilities, which are susceptible to impairment charges as a result of changes in various factors or conditions. We will assess the potential impairment of goodwill and indefinite-lived intangible assets on an annual basis, as well as whenever events or changes in circumstances indicate that the carrying value may exceed fair value. We will assess finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value may exceed fair value. Adverse changes in the operations of our businesses or other unforeseeable factors could result in an impairment charge in future periods that could adversely impact our results of operations and financial position in that period.

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

10.1

First Amendment to Purchase Agreement, dated February 26, 2026, by and among the Registrant, ContextLogic LLC, ContextLogic Holdings, LLC, Salt Management Aggregator, LLC, Emerald Lake Pearl Acquisition GP, L.P., Emerald Lake Pearl Acquisition-A, L.P., Emerald Lake Pearl Acquisition Blocker, LLC, Emerald Lake Pearl Acquisition, L.P., the Abrams Investors, the Management Investors, US Salt Parent Holdings, LLC, Emerald Lake Pearl Acquisition, L.P., a Delaware limited partnership, solely in its capacity as the Sellers Representative, and, BCP Special Opportunities Fund III Originations LP (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2026).

10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2025).

10.3

Voting Agreement, dated February 26, 2026, by and among Riva Capital Partners V, L.P, Riva Capital Partners VI, L.P., Abrams Capital Partners I, L.P, Abrams Capital Partners II, L.P, any fund or other investment vehicle advised by Abrams Capital Management, L.P. that holds equity interests in ContextLogics Holdings, Inc. at the relevant time, BCP Special Opportunities Fund III Originations LP and any fund or other investment vehicle advised by BC Partners Advisors LP that holds equity interests in ContextLogics Holdings, Inc. at the relevant time (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2026).

10.4	Form of Escrow Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2025).

10.5

Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2025).

10.6*	Second Amended and Restated Limited Liability Company Agreement of ContextLogic Holdings, LLC, dated February 26, 2026, as amended.

10.7	Form of Credit Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2026).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ContextLogic Holdings Inc.

Date: May 15, 2026	By:	/s/ Mark Ward
Mark Ward
President
(Principal Executive Officer)
	By:	/s/ Chad Chevalier
Chad Chevalier
Interim Chief Financial Officer
(Principal Financial Officer)