Form 10-Q
period 2026-06-30
ContextLogic Holdings Inc.
filed 2026-08-13
CIK 2064307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, the number of shares of the registrant’s common stock outstanding was 45,753,716.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

CONTEXTLOGIC HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in millions, units and shares in thousands, except par value)

(Unaudited)

	Successor	Predecessor

	As of June 30,	As of December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$11.0	$10.8
Accounts receivable, net	13.6	12.1
Inventories	13.4	10.9
Prepaid expenses and other current assets	1.7	1.0
Total current assets	39.7	34.8
Property, plant and equipment, net	395.6	321.4
Goodwill	148.0	28.1
Intangibles, net	378.3	16.8
Operating lease right-of-use assets	0.8	1.1
Finance lease right-of-use assets	0.4	0.4
Other inventories	5.4	5.2
Total assets	$968.2	$407.8
Liabilities, Members' Equity and Stockholders’ Equity
Current liabilities:
Accounts payable	$8.9	$8.4
Accrued liabilities	9.5	6.4
Current maturities of long- term debt	2.1	2.3
Current portion of operating lease liability	0.6	0.7
Current portion of finance lease liability	0.1	0.1
Total current liabilities	21.2	17.9
Long-term debt, net of current maturities	209.4	203.1
Long-term portion of operating lease liability	0.2	0.5
Long-term portion of finance lease liability	0.3	0.3
Asset retirement obligations	0.8	0.8
Other noncurrent liabilities	0.8	—
Total liabilities	232.7	222.6
Commitments and contingencies (Note 14)
Members' equity (Predecessor)
Members’ units, Class A: 191 units issued and outstanding as of December 31, 2025		181.0
Members’ units, Class B: 3 units issued and outstanding as of December 31, 2025		1.5
Subscription note receivable		(0.1)
Retained earnings		1.0
Noncontrolling parent interest		1.8
Total Members Equity		185.2
Stockholders’ equity (Successor)
Preferred stock, $0.0001 par value: 100,000 shares authorized as of June 30, 2026; No shares issued and outstanding as of June 30, 2026	—
Common stock, $0.0001 par value: 3,000,000 shares authorized as of June 30, 2026; 45,744 shares issued and outstanding as of June 30, 2026	—
Additional paid-in capital	3,635.6
Accumulated deficit	(3,343.8)
Total stockholders’ equity	291.8
Noncontrolling interest (Note 15)	443.7
Total members' equity and stockholders' equity	735.5	185.2
Total liabilities, members' equity, and stockholders’ equity	$968.2	$407.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, units and shares in thousands, except per unit and share data)

(Unaudited)

	Successor		Predecessor

	Three Months Ended June 30, 2026	Period from February 27, 2026 to June 30, 2026	Period from January 1, 2026 to February 26, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Net sales	$33.6	$45.7	$20.3	$33.8	$66.1
Cost of sales	21.1	29.4	13.2	20.1	40.5
Gross profit	12.5	16.3	7.1	13.7	25.6
Operating expenses:
Selling expense	1.0	1.4	0.7	1.0	2.0
General and administrative	11.7	19.2	1.6	2.4	5.0
Transaction expenses	1.8	22.5	0.1	0.2	0.2
Total operating expenses	14.5	43.1	2.4	3.6	7.2
(Loss) income from operations	(2.0)	(26.8)	4.7	10.1	18.4
Other income (expenses)
Interest and other income	0.1	0.1	—	—	—
Interest and other expense, net	(4.4)	(6.2)	(3.0)	(5.4)	(10.8)
(Loss) income before benefit from income taxes	(6.3)	(32.9)	1.7	4.7	7.6
Benefit from income taxes	—	(41.9)	—	—	—
Net (loss) income	(6.3)	9.0	1.7	4.7	7.6
Net (loss) attributable to noncontrolling interest (Note 15)	—	—	—	—	—
Net income attributable to Parent Holdings Class A unitholders (Predecessor)			$1.7	$4.7	$7.6
Net (loss) income attributable to common stockholders (Successor)	$(6.3)	$9.0
Net income per unit attributable to Class A unit, basic and diluted (Predecessor)			$8.91	$24.62	$39.81
Basic and diluted weighted average Class A units outstanding (Predecessor)			190.9	190.9	190.9
Net (loss) income per share attributable to common stockholders, basic (Successor)	$(0.14)	$0.20
Net (loss) income per share attributable to common stockholders, diluted (Successor)	$(0.14)	$0.20
Weighted-average shares used in computing net income per share attributable to common stockholders, basic (Successor)	45,737	45,682
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted (Successor)	45,737	45,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY AND STOCKHOLDERS’ EQUITY

($ in millions, units in thousands)

(unaudited)

	Successor
	Three Months Ended June 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount
Balances as of March 31, 2026	45,730.5	$—	$3,635.4	$—	$(3,337.5)	$443.7	$741.6
Issuance of common stock upon settlement of restricted stock units	13.2	—	—	—	—	—	—
Stock-based compensation	—	—	0.1	—	—	—	0.1
Net loss	—	—	—	—	(6.3)	—	(6.3)
Deferred taxes arising from changes in ownership	—	—	0.1	—	—	—	0.1
Balances as of June 30, 2026	45,743.7	$—	$3,635.6	$—	$(3,343.8)	$443.7	$735.5

	Predecessor
	Three Months Ended June 30, 2025
	Class A Member Units		Class B Member Units		Subscription Note Receivable	Accumulated Deficit	Noncontrolling Parent Interest	Total Members' Equity
	Units	Amount	Units	Amount
Balances as of March 31, 2025	191.0	$183.1	2.7	$1.1	$(0.1)	$(7.3)	$1.7	$178.5
Members' distributions	—	(2.1)	—	—	—	—	—	(2.1)
Unit-based compensation expense	—	—	—	0.1	—	—	—	0.1
Net income	—	—	—	—	—	4.7	—	4.7
Balances as of June 30, 2025	191.0	$181.0	2.7	$1.2	$(0.1)	$(2.6)	$1.7	$181.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY AND STOCKHOLDERS’ EQUITY

($ in millions, shares in thousands)

(unaudited)

	Predecessor
	Period from January 1, 2026 to February 26, 2026
	Class A Member Units		Class B Member Units		Subscription Note Receivable	Retained Earnings	Noncontrolling Parent Interest	Total Members' Equity
	Units	Amount	Units	Amount
Balances as of January 1, 2026	190.9	$181.0	3.4	$1.5	$(0.1)	$1.0	$1.8	$185.2
Collection of subscription note receivable	—	—	—	—	0.1	—	—	0.1
Unit-based compensation expense	—	—	0.4	0.1	—	—	—	0.1
Net income	—	—	—	—	—	1.7	—	1.7
Balances as of February 26, 2026	190.9	$181.0	3.8	$1.6	$—	$2.7	$1.8	$187.1

	Successor
	Period from February 27, 2026 to June 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount
Balances as of February 27, 2026	26,941.2	$—	$3,484.3	$—	$(3,352.8)	$—	$131.5
Issuance of common stock upon settlement of restricted stock units	103.5	—	—	—	—	—	—
Stock-based compensation	—	—	0.6	—	—	—	0.6
Net income	—	—	—	—	9.0	—	9.0
Issuance of common stock - US Salt Acquisition	15,480.4	—	123.9	—	—	—	123.9
Issuance of Noncontrolling interest - US Salt Acquisition	—	—	—	—	—	201.4	201.4
Issuance of common stock - Rights Offering	3,218.6	—	25.5	—	—	—	25.5
Issuance of subsidiary membership units - Rights Offering backstop	—	—	—	—	—	89.3	89.3
Conversion of redeemable noncontrolling interest to noncontrolling interest	—	—	—	—	—	153.0	153.0
Deferred taxes arising from changes in ownership	—	—	1.3	—	—	—	1.3
Balances as of June 30, 2026	45,743.7	$—	$3,635.6	$—	$(3,343.8)	$443.7	$735.5

	Predecessor
	Six Months Ended June 30, 2025
	Class A Member Units		Class B Member Units		Subscription Note Receivable	Accumulated Deficit	Noncontrolling Parent Interest	Total Members' Equity
	Units	Amount	Units	Amount
Balances as of January 1, 2025	191.0	$184.5	2.2	$1.2	$(0.2)	$(10.2)	$1.7	$177.0
Members' distributions	—	(3.5)	—	—	—	—	—	(3.5)
Collection of subscription note receivable	—	—	—	—	0.1	—	—	0.1
Unit-based compensation expense	—	—	0.7	0.2	—	—	—	0.2
Repurchase of units	—	—	(0.2)	(0.2)	—	—	—	(0.2)
Net income	—	—	—	—	—	7.6	—	7.6
Balances as of June 30, 2025	191.0	$181.0	2.7	$1.2	$(0.1)	$(2.6)	$1.7	$181.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Successor	Predecessor

	Period from February 27, 2026 to June 30, 2026	Period from January 1, 2026 to February 26, 2026	Six Months Ended June 30, 2025
Cash flows from operating activities:
Net income	$9.0	$1.7	$7.6
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, depletion, and amortization	13.3	2.7	7.3
Deferred income tax	(41.9)	—	—
Unit/Stock-based compensation	0.6	0.1	0.2
Long-term incentive plan expense	0.8	—	—
Other	0.7	0.2	0.9
Changes in operating assets and liabilities:
Accounts receivable, net	(0.1)	(1.3)	0.2
Inventory	(0.7)	(0.7)	(1.0)
Prepaid expenses and other current assets	(0.1)	0.1	0.7
Other inventories	(0.2)	—	(0.3)
Accounts payable	(3.6)	(1.0)	(1.8)
Operating lease liabilities	(0.3)	(0.1)	(0.4)
Accrued liabilities	2.7	0.1	(1.3)
Net cash (used in) provided by operating activities	(19.8)	1.8	12.1
Cash flows from investing activities:
Purchases of property, plant and equipment	(2.3)	(1.3)	(4.2)
Acquisition of businesses, net of cash acquired	(585.2)	—	—
Net cash (used in) investing activities	(587.5)	(1.3)	(4.2)
Cash flows from financing activities:
Proceeds from issuance of common stock from the backstopped rights offering, net of cost	25.5	—	—
Proceeds from issuance of subsidiary membership units from the backstopped rights offering	89.3	—	—
Proceeds from issuance of subsidiary membership units, prior to conversion (Note 15)	75.0	—	—
Proceeds from issuance of long-term debt	215.0	—	—
Payment of debt issuance costs	(3.6)	—	—
Repayment of principal on term loan	—	—	(4.2)
Repayment of principal of finance leases obligations	—	—	(0.1)
Member's distributions	—	—	(3.5)
Proceeds from collection of unit subscription receivable	—	—	0.1
Repurchase of units	—	—	(0.2)
Other	(0.2)	—	—
Net cash provided by (used in) financing activities	401.0	—	(7.9)
Net (decrease) increase in cash and cash equivalents	(206.3)	0.5	—
Cash and cash equivalents at beginning of period	217.3	10.8	7.4
Cash and cash equivalents at end of period	$11.0	$11.3	$7.4
Supplemental cash flow disclosures:
Cash paid for income taxes, net of refunds	$—	$—	$—
Cash paid for interest	$5.9	$—	$10.7
Supplemental noncash investing and financing activities:
Property, plant and equipment in accounts payable	$0.9	$0.5	$0.6
Equity exchanged for ownership in US Salt (Note 3)	$325.2	$—	$—
Conversion of redeemable noncontrolling interest to noncontrolling interest (Note 15)	$153.0	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC HOLDINGS INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. DESCRIPTION OF BUSINESS

ContextLogic Holdings Inc. is a business ownership platform designed from first principles to combine the structural advantages of permanent public capital with the operating discipline, alignment, and long-term orientation typically associated with private ownership. ContextLogic's mission is to build a portfolio of high-quality, niche, and competitively advantaged businesses that generate sustainable, growing free cash flow that can be reinvested over long time horizons.

ContextLogic Holdings Inc. and its consolidated subsidiaries are referred to herein collectively as "ContextLogic," the "Company," "we," "our" or "us."

The US Salt Acquisition

On February 26, 2026 ContextLogic Holdings, LLC, a Delaware limited liability company and majority owned subsidiary (“Holdings”) acquired US Salt Parent Holdings, LLC, a New York based company ("US Salt"), pursuant to the terms of the Purchase Agreement ("Purchase Agreement", such acquisition the "US Salt Acquisition"). US Salt is a leading producer, packager, and distributor of evaporated and specialty salt products originally founded in 1893. The US Salt Acquisition is accounted for as a business combination under Accounting Standards Codification ("ASC") Topic 805, Business Combinations, using the acquisition method of accounting, and ContextLogic has been determined to be the accounting acquirer. Refer to Note 3, Business Combinations, for more information.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company’s December 31, 2025 Annual Report on Form 10-K. The results of operations for the six and three months ended June 30, 2026 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. For consolidated subsidiaries in which our ownership is less than 100% and for which we have control over the assets and liabilities and the management of the entity, the outside stockholders’ interests are shown as non-controlling interests.

As a result of the significance of the relative operations of US Salt acquired in the US Salt Acquisition, US Salt is reflected as the Predecessor to the combined entity for financial statement purposes. Accordingly, all periods presented through the closing date of the US Salt Acquisition, February 26, 2026, reflect the historical balances and results of US Salt and all its majority or wholly owned subsidiaries ("Predecessor"). Periods presented after the closing of the US Salt Acquisition reflect the accounts of the Company and its wholly owned subsidiary along with Holdings and Holdings' wholly owned subsidiaries, including US Salt ("Successor"). In accordance with the application of acquisition accounting, the assets and liabilities of US Salt acquired by the Company have been remeasured to fair value in the Successor periods.

Certain costs were contingent solely upon the consummation of the US Salt Acquisition and are therefore not reflected in either the Predecessor or Successor income statements. These costs, totaling $4.8 million, consist of unit-based incentive compensation expense related to the accelerated vesting of US Salt time-vested and performance-vested incentive units that vested upon the change in control pursuant to pre-existing award agreements. These amounts were fully contingent upon the closing of the US Salt Acquisition and US Salt would not have recognized the expense absent consummation of the transaction. The vested awards were included in the outstanding shares acquired in the US Salt Acquisition; as a result, the fair value of the consideration exchanged for the ownership interests related to the incentive units subject to accelerated vesting is included in the consideration transferred. Refer to Note 15, Equity and Noncontrolling Interest, for additional information related to the incentive units.

For the period from January 1 to February 26, 2026, the public company and parent-level items of the Company, distinct and separate from the operating results of US Salt, ("CLHI Corporate") had general and administrative expenses of $1.0 million, transaction expenses of $1.4 million, net interest and other income of $1.2 million, net loss of $1.2 million, accretion on CLHI Corporate's redeemable noncontrolling interest's preferred shares of $0.5 million, and a final net loss attributable to common stockholders of $1.7 million. Refer to Note 15, Equity and Noncontrolling Interest, for more information about CLHI Corporate's redeemable noncontrolling interest prior to the US Salt Acquisition.

The Condensed Consolidated Balance Sheet as of December 31, 2025 is derived from the audited consolidated financial statements, however, it does not include all of the information and footnotes required by GAAP for complete financial statements.

Use of Estimates

The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates, assumptions and judgements that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period in the condensed consolidated financial statements and accompanying notes. Management evaluates these estimates on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions. Significant changes, if any, in those estimates and assumptions will be reflected in the consolidated financial statements in future periods.

These estimates, assumptions and judgements include, but are not limited to, revenue recognition, impairment analysis of goodwill, depletion of salt reserves, impairment of long-lived assets and finite-lived intangible assets, fair value of financial instruments, contingent liabilities, and uncertain tax positions.

Summary of Significant Accounting Policies

US Salt Long-Term Incentive Plan

The Company accounts for awards under the US Salt 2026 Long-Term Incentive Plan (the “LTIP”) in accordance with ASC 718, Compensation—Stock Compensation. Because the LTIP awards may be settled in cash, a variable number of shares, other equity instruments, or some combination of the three based on a monetary value determined by reference to EBITDA performance rather than the fair value of the Company’s common stock or other equity instruments, the awards are classified as liability awards. Liability-classified awards are remeasured at fair value at each reporting date until settlement, with changes in fair value recognized as stock-based compensation expense over the requisite service period to the extent achievement of the applicable performance condition is considered probable.

The Company recognizes compensation cost for the LTIP awards over the requisite service period from the grant date through December 31, 2030, if and when achievement of the applicable performance condition is considered probable. The Company accounts for forfeitures as they occur.

The fair value of LTIP awards is estimated using an expected payout method based on the most likely performance scenario as of the applicable measurement date. The estimate incorporates the substantive terms of the awards, including the EBITDA-based performance condition and end-of-period true-up feature. Because the awards are liability-classified, the Company remeasures the LTIP liability at each reporting date until settlement, with changes in fair value recognized as stock-based compensation expense over the requisite service period to the extent achievement of the applicable performance condition is considered probable.

Revenue recognition

Revenue is recognized at the point in time when control is transferred to the customer. In general, control transfers to a customer when the product is shipped or delivered to the customer based upon applicable shipping terms, as the customer can direct the use and obtain substantially all the remaining benefits from the product at this point in time. The Company’s revenue is reported as net sales and is measured as the determinable transaction price, net of any variable consideration such as discounts, sales incentives, rights to return product, and any taxes collected from customers and remitted to governmental authorities. Refer to Note 4, Revenue, for further information.

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

The Company can, at times, be subject to a concentration of credit risk with respect to outstanding accounts receivable. The Company’s customers are located throughout the United States through various channels including national retail chains, pharmaceutical companies, food service operators, and independent distributors. Although the Company generally grants credit without collateral, management believes that its contract acceptance, billing and collection policies are adequate to minimize material credit risk. The Company has one major customer which accounted for 14.0% and 10.7% of accounts receivable as of June 30, 2026 (Successor) and December 31, 2025 (Predecessor), respectively. The Company also has one major customer, which accounts for 14.0%, 14.3%, 12.3%, 12.6%, and 13.0% of net sales for the three months ended June 30, 2026 (Successor), the period from February 27, 2026 to June 30, 2026 (Successor), the period from January 1, 2026 to February 26, 2026 (Predecessor), and the three months and six months ended June 30, 2025 (Predecessor), respectively.

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

Construction in Process ("CIP") represents the accumulated costs of construction and development for assets that are not yet completed and ready for their intended use. CIP is recorded as property, plant and equipment in the condensed consolidated financial statements and is not depreciated until the asset is placed into service. Borrowing costs are recognized, as an expense, in the period in which they are incurred, except to the extent that they are capitalized. Borrowing costs that are directly attributable to the acquisition, construction or production of a qualifying asset are capitalized as part of the cost of that asset when it is probable that they will result in future economic benefits to the entity and that the costs can be measured reliably. The Company capitalized insignificant amounts of interest cost and $0.1 million for three months ended June 30, 2026 (Successor) and June 30, 2025 (Predecessor), respectively. The Company capitalized insignificant amounts of interest cost for the period from February 27, 2026 to June 30, 2026 (Successor) and the period from January 1, 2026 to February 26, 2026 (Predecessor), and capitalized interest costs of $0.2 million for the six months ended June 30, 2025 (Predecessor). Borrowing costs that are not directly attributable to the acquisition, construction or production of a qualifying asset are recognized in profit or loss.

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

The Company determines whether an arrangement is or contains a lease, its classification, and its term at the lease commencement date. The Company leases office space, warehouses, and equipment under non‑cancelable operating and finance leases. A lease is classified as a finance lease if it transfers ownership, includes a purchase option reasonably certain to be exercised, covers a major portion of the asset’s economic life, has payments that approximate substantially all of the asset’s fair value, or involves an asset of specialized nature. Leases with a term greater than one year will be recognized on the Condensed Consolidated Balance Sheets as right-of-use ("ROU") assets, current lease liabilities, and if applicable, long-term lease liabilities. The Company includes renewal options to extend the lease term where it is reasonably certain that it will exercise these options. Lease liabilities and the corresponding ROU assets are recorded based on the present values of lease payments over the lease term. The interest rate implicit in the Company’s leases are not readily determinable. As such, the Company uses its incremental borrowing rate as the discount rate, which approximates the interest rate at which the Company could borrow on a collateralized basis with similar terms and payments and in similar economic environments. The Company’s leases have remaining terms ranging from 1 to 5 years, with some of those leases including options that grant the Company the ability to renew or extend the lease term. When determining the lease term, the Company does not include periods covered by the renewal options unless they are reasonably certain to exercise such renewal options.

Leases with an initial term of 12 months or less are not recorded on the Condensed Consolidated Balance Sheets. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company accounts for lease and non-lease components, principally common area maintenance for its facilities leases, as a single lease component for its facilities leases. Variable lease costs represent additional expenses incurred by the Company that are not included in the lease payment. Variable lease costs include maintenance charges, taxes, insurance, and other similar costs, and are recorded within cost of sales and general and administrative expense on the Condensed Consolidated Statements of Operations for the period from February 27, 2026 to June 30, 2026 (Successor), the period from January 1, 2026 to February 26, 2026 (Predecessor), and the three and six months ended June 30, 2025 (Predecessor).

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

Environmental cost

Environmental costs, other than those of a capital nature, are accrued at the time when exposure becomes known, and costs can be reasonably estimated. Costs are accrued based upon management’s estimates of all direct costs. Amounts accrued for environmental matters were not material as of June 30, 2026 (Successor) and December 31, 2025 (Predecessor).

Asset retirement obligations

Legal obligations associated with the retirement of long-lived assets are reflected at their estimated fair value, with a corresponding charge to cost of goods sold, at the time they are incurred. Asset retirement obligations ("ARO") primarily consist of spending estimates related to capping brine wells and support facilities in accordance with federal and state reclamation laws as defined by each mining permit. The Company estimates and records the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The liability is accreted to its present value each period and the capitalized cost is amortized using the units-of-production method over estimated recoverable reserves upon commencement of salt extraction. The amortized cost is included in the cost of sales in the Condensed Consolidated Statements of Operations.

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

There were no impairment indicators of long-lived assets or finite-lived intangibles for the period from February 27, 2026 to June 30, 2026 (Successor), the period from January 1, 2026 to February 26, 2026 (Predecessor), and the six months ended June 30, 2025 (Predecessor).

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

Segment

The Company operates in one segment based upon the financial information used by its Chief Operating Decision Maker ("CODM") in evaluating the financial performance of its business and allocating resources. The single segment represents the Company’s core business of selling salt products to its customers. See Note 20, Segment Information, for further information on the Company’s reportable segment.

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

It is the Company’s policy to include penalties and interest expense related to income taxes as a component of interest and other expense, net as necessary.

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

Unit-based compensation (Predecessor only)

US Salt accounted for unit-based compensation by recording expenses using the fair value of Class B unit ("USPH Class B unit") awards at the time of grant. In estimating the fair value of the USPH Class B units granted, US Salt utilized the option pricing model ("OPM"), in the form of a single stochastic valuation process applying the Black-Scholes Pricing Model ("BSPM"), along with the Monte-Carlo simulation model ("MCSM"). The BSPM and MCSM provided the ability to analyze financial instruments within a complex capital structure and whose values derived from variable significant inputs and assumptions along with future financial outcomes upon future events such as change of control or capital raise (such as an IPO). The application of the valuation method involved inputs and assumptions that were judgmental and highly sensitive.

US Salt recognized expenses associated with such USPH Class B unit awards over the service period when the grant was service based. The unit-based compensation expense for performance-based USPH Class B units was recognized when management determined that it was probable that the performance criteria is met and if and only if participant had been continuously employed by or continuously providing services to US Salt from the vesting start date through the date of which the performance criteria is met. US Salt's accounting policy was to recognize forfeitures as they occurred. US Salt may have made cash payments to repurchase vested USPH Class B units and forfeited the unvested USPH Class B units due to termination or departure of an employee or member of the Board of Directors. Upon the repurchase, US Salt recorded the repurchase price (which under the terms of the grant agreements will be at fair value) as a reduction of equity, and the previously recognized compensation expenses for unvested USPH Class B units were reversed.

Subscription note receivable (Predecessor only)

US Salt was able to issue Class A units ("USPH Class A units") to employees and receive subscription notes receivable. The subscription notes receivable was repaid through cash upon receipt of annual bonus. The notes were able to be voluntarily prepaid at any time without penalty. In addition, the notes required mandatory prepayment, without premium or penalty, upon the purchaser’s receipt of any cash proceeds related to the securities, including cash distributions (other than tax distributions) or transfers of such securities, in an amount equal to the proceeds received. Subscription notes receivable were classified as a deduction from Members' equity within the Condensed Statement of Changes in Members’ Equity.

Noncontrolling parent interest (Predecessor only)

Emerald Lake Capital LP together with Emerald Fund, Blocker Seller, and Emerald Lake Pearl Holding LLC owned approximately 99.5% of the Class A units of US Salt through EL US Salt Aggregator, LP ("Aggregator"), which held the 1% noncontrolling parent interest in US Salt Intermediate Holdings, LLC. Net income or loss attributable to the noncontrolling parent interest on the Condensed Consolidated Statements of Operations represented the portion of earnings or losses attributable to the interest in US Salt's subsidiaries held by Aggregator.

Net income per unit (Predecessor only)

As of December 31, 2025 (Predecessor), US Salt had outstanding subscription notes receivable from members when certain USPH Class A units were issued. US Salt concluded that it 1) could cancel the USPH Class A units if the member defaulted on the subscription notes receivable and (2) intended to exercise this cancellation right. For net income per unit calculation purposes, US Salt treated the unpaid USPH Class A units that were issued and legally outstanding in the same manner as an option. The unpaid USPH Class A units were issued and legally outstanding and had the same distribution and participation rights as the paid USPH Class A units. Net income per unit for the three and six months ended June 30, 2025 (Predecessor) was calculated using the two-class method. The two-class method required an allocation of earnings to all securities (USPH Class A units and USPH Class B units) that participated in net income to the extent that each such security was able to share in US Salt's earnings. Basic net income per unit was calculated by dividing net income attributable to Parent Holdings Class A members by the weighted average number of USPH Class A units.

Diluted net income per unit for the three and six months ended June 30, 2025 (Predecessor) was calculated by applying the two-class method for participating securities and then incorporating the dilutive effects of other potential USPH Class A units, determined using the treasury stock method, to arrive at the most dilutive net income per unit. The two-class method used net income available to Class A members and assumed conversion of all potential units other than the participating securities. There were no dilutive securities outstanding as of December 31, 2025 (Predecessor).

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

Accounting Pronouncements

The Company has reviewed recent accounting pronouncements and concluded as follows:

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of specified information about certain costs and expenses including the amounts of purchase of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities, and the total amount of selling expenses and an entity's definition of selling expenses. The amendments in this ASU are effective to all public business entities for fiscal years beginning after December 15, 2026. Early adoption is permitted. The Company is evaluating the impact this guidance may have on the consolidated financial statements.

In January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU No. 2024-03 to be annual reporting periods beginning after December 15, 2026 and interim periods within the annual reporting periods beginning after December 15, 2027. The amendments in this ASU are effective to all public business entities. Early adoption is permitted. The Company is evaluating the impact this guidance may have on the footnotes to the condensed consolidated financial statements together with ASU No. 2024-03.

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

NOTE 3. Business Combinations

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

As a result of the US Salt Acquisition, the Company’s financial statement presentation distinguishes US Salt as the "Predecessor" through February 26, 2026 (the "Closing Date"). The Company, which consolidated US Salt subsequent to the Business Combination, is the "Successor" for periods after the Closing Date. As a result of the application of the acquisition method of accounting in the Successor period, the financial statements for the Successor period present US Salt on a full step-up basis as a result of the Business Combination, and are therefore not comparable to the financial statements of the Predecessor period that are not presented on the same full step-up basis.

During the period from February 27, 2026 to June 30, 2026 (Successor) and the period from January 1, 2026 to February 26, 2026 (Predecessor), the Company incurred $21.2 million and $0.1 million, respectively, of transaction costs related to the acquisition of US Salt. These expenses are included in transaction expenses on the Company's Condensed Consolidated Statements of Operations for each respective period.

The fair value of the total consideration transferred was determined as follows:

Fair Value Consideration Transferred
(in millions)
Payments made to the Seller Parties
Cash consideration	$386.8
Repayment of US Salt debt	209.7
Total cash consideration	596.5
Rollover equity	325.2
Total equity consideration	325.2
Total consideration	$921.7

The equity consideration was calculated based on the number of shares issued at $8.00 per share and determined as follows:

Fair Value Equity Consideration
($ in millions, shares in thousands)
ContextLogic common shares issued to consummate the US Salt Acquisition	15,480.4
Holdings preferred units issued to consummate the US Salt Acquisition	25,175.6
Total shares issued	40,656.0
Price per share issued	$8.00
Fair value of the equity consideration	$325.2

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
	(in millions)	(in millions)	(in millions)	(in millions)
Pro forma net sales	$33.8	$33.6	$66.1	$66.0
Pro forma net (income) loss	7.2	8.9	(5.9)	16.8
Pro forma net (income) attributable to controlling interest	7.2	8.9	(5.9)	16.8
Pro forma net loss attributable to noncontrolling interest	—	—	—	—

The unaudited pro forma financial information for the three months and six months ended June 30, 2025 and 2026 include adjustments to reflect the increased tangible asset depreciation, intangible asset amortization, and interest expense related to the new debt assumed. There were no recurring direct transaction costs incurred in connection with the US Salt Acquisition.

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

NOTE 4. REVENUE

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
•
Allocation of the transaction price to the performance obligations in the contract
•
Recognition of revenue when, or as, the Company satisfies a performance obligation

Performance Obligations - A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in FASB ASC 606, Revenue from Contracts with Customers. The contract's transaction price is allocated to the performance obligations and recognized as revenue when the performance obligations are satisfied. Substantially all our contracts are of a short-term nature and contain a single performance obligation. Because the Company’s agreements have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations.

Shipping and handling costs associated with outbound freight, including shipping and handling costs after control over a product is transferred to a customer are accounted for as a fulfillment cost as incurred and are not considered to be a separate performance obligation. Shipping and handling costs recorded as a component of cost of sales were approximately $2.6 million and $2.5 million for the three months ended June 30, 2026 (Successor) and June 30, 2025 (Predecessor), respectively. Shipping and handling costs recorded as a component of cost of sales were approximately $3.5 million, $1.3 million, and $4.8 million for the period from February 27, 2026 to June 30, 2026 (Successor), the period from January 1, 2026 to February 26, 2026 (Predecessor), and the six months ended June 30, 2025 (Predecessor), respectively.

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

Approximately 99.8% of the Company’s net sales are generated from North America, and 92.5% and 92.4% of which is from domestic sales for the three months ended June 30, 2026 (Successor) and June 30, 2025 (Predecessor), respectively. Approximately 99.7%, 99.8%, and 99.7% of the Company’s net sales are generated from North America, and 92.6%, 94.1%, and 92.3% of which is from domestic sales for the period from February 27, 2026 to June 30, 2026 (Successor), the period from January 1, 2026 to February 26, 2026 (Predecessor), and the six months ended June 30, 2025 (Predecessor), respectively. The Company offers customers limited right of return for its non-conforming products in the event of defects. Customer remedies may include either a cash refund or product exchange. Accordingly, the estimated right of return and related refund liability is recorded as a reduction in net sales. Return estimates are reviewed and updated in each reporting period based on historical sales and return experiences. Contract asset and liability balances as of June 30, 2026 (Successor) and December 31, 2025 (Predecessor) are immaterial.

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

	Successor		Predecessor
	Three Months Ended June 30, 2026	Period from February 27, 2026 to June 30, 2026	Period from January 1, 2026 to February 26, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
	(in millions)	(in millions)	(in millions)	(in millions)	(in millions)
Packaged	$29.8	$40.1	$17.5	$29.9	$58.0
Non-packaged	3.8	5.6	2.8	3.9	8.1
Total net sales	$33.6	$45.7	$20.3	$33.8	$66.1

NOTE 5. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENT

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

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques maximize the use of relevant observable inputs and minimize the use of unobservable inputs. There were no instruments measured at fair value on a recurring basis using significant unobservable inputs during the period from February 27, 2026 to June 30, 2026 (Successor), the period from January 1, 2026 to February 26, 2026 (Predecessor), and the six months ended June 30, 2025 (Predecessor). Related to the US Salt Acquisition, the Company applied fair value measurements on a nonrecurring basis to the assets acquired and liabilities assumed as of the acquisition date. Refer to Note 3, Business Combinations, for further details.

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

As of June 30, 2026 (Successor), the Company’s "cash and cash equivalents" line item was comprised of cash deposited with banks and money market funds. The Company classifies cash equivalents within Level I of the fair value hierarchy because they were valued using quoted prices in active markets.

A breakdown of cash and cash equivalents is as follows:

	Successor		Predecessor
	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)		(in millions)
Cash	$2.5	$2.5	$0.2	$0.2
Money market funds	8.5	8.5	10.6	10.6
Total cash and cash equivalents	$11.0	$11.0	$10.8	$10.8

Disclosure of Fair Values

The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate their fair value as of June 30, 2026 (Successor) and December 31, 2025 (Predecessor) due to the relatively short duration of these instruments. Additionally, the carrying value of debt associated with the term loan facility approximates fair value because the interest rates are variable and reset on relatively short durations to then-market rates.

NOTE 6: ACCOUNTS RECEIVABLE

Accounts receivable, net of allowance for expected credit losses, is as follows:

	Successor	Predecessor
	June 30, 2026	December 31, 2025
	(in millions)	(in millions)
Accounts receivable	$13.7	$12.2
Less: allowance for expected credit losses	(0.1)	(0.1)
Total	$13.6	$12.1

A roll forward of the allowance for expected credit losses is presented below:

Predecessor
Six Months Ended June 30, 2025
(in millions)
Balance as of December 31, 2024 (Predecessor)	$0.4
Add: bad debt expenses	—
Less: write-offs	—
Balance as of June 30, 2025 (Predecessor)	$0.4

Predecessor
Period from January 1, 2026 to February 26, 2026
(in millions)
Balance as of December 31, 2025 (Predecessor)	$0.1
Add: bad debt expenses	—
Less: write-offs	—
Balance as of February 26, 2026 (Predecessor)	$0.1

Successor
Period from February 27, 2026 to June 30, 2026
Balance as of February 27, 2026 (Successor)	$0.1
Add: bad debt expenses	—
Less: write-offs	—
Balance as of June 30, 2026 (Successor)	$0.1

NOTE 7: INVENTORIES

Inventories are as follows:

	Successor	Predecessor
	June 30, 2026	December 31, 2025
	(in millions)	(in millions)
Finished Goods	$3.5	$2.4
Packaging and supplies	6.3	5.5
Maintenance materials	3.6	3.0
Total	$13.4	$10.9

Maintenance materials exclude certain materials of $5.4 million and $5.2 million as of June 30, 2026 (Successor) and December 31, 2025 (Predecessor), respectively, that are not expected to be consumed within the next twelve months. These amounts are classified under other inventories in the Condensed Consolidated Balance Sheets. Finished goods are shown at net realizable amount which includes write downs for obsolescence of $0.1 million and $0.3 million as of June 30, 2026 (Successor) and December 31, 2025 (Predecessor), respectively.

NOTE 8: PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net are as follows:

	Successor	Predecessor
	June 30, 2026	December 31, 2025
	(in millions)	(in millions)
Land	$6.7	$2.0
Buildings and improvements	17.7	20.1
Machinery and equipment	62.5	69.8
Salt reserves	310.0	275.3
Construction in process	2.3	2.2
	399.2	369.4
Accumulated depreciation and depletion	(3.6)	(48.0)
Total	$395.6	$321.4

Depreciation and depletion expense are included in the following financial statement line items in the Condensed Consolidated Statements of Operations:

	Successor		Predecessor
	Three Months Ended June 30, 2026	Period from February 27, 2026 to June 30, 2026	Period from January 1, 2026 to February 26, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
	(in millions)	(in millions)	(in millions)	(in millions)	(in millions)
Cost of sales	$2.7	$3.6	$2.4	$3.2	$6.4
Selling expense	—	—	—	—	—
General and administrative expense	—	—	—	0.1	0.1
Total	$2.7	$3.6	$2.4	$3.3	$6.5

The Company recognized a $0.1 million loss from disposal on the Condensed Consolidated Statements of Operations for the three months ended June 30, 2026 (Successor) and no such loss for the three months ended June 30, 2025 (Predecessor). The Company recognized a $0.1 million loss from disposal on the Condensed Consolidated Statements of Operations for the period from February 27, 2026 to June 30, 2026 (Successor), no such loss for the period from January 1, 2026 to February 26, 2026 (Predecessor), and an insignificant loss from disposal for the six months ended June 30, 2025 (Predecessor).

NOTE 9: GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill was $148.0 million and $28.1 million as of June 30, 2026 (Successor) and December 31, 2025 (Predecessor), respectively. There was no impairment of goodwill for the three months ended June 30, 2026 (Successor) and June 30, 2025 (Predecessor). There was no impairment of goodwill for the period from February 27, 2026 to June 30, 2026 (Successor), the period from January 1, 2026 to February 26, 2026 (Predecessor), and the six months ended June 30, 2025 (Predecessor).

Intangible Assets

Intangible assets and related accumulated amortization which are included in intangible assets, net in the Condensed Consolidated Balance Sheets are as follows:

	Successor
	June 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Amount
	(in millions)
Tradename	$28.0	$(0.6)	$27.4
Customer relationships	260.0	(5.8)	254.2
Permits	100.0	(3.3)	96.7
Total	$388.0	$(9.7)	$378.3

	Predecessor
	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Amount
	(in millions)
Tradename	$21.8	$(6.7)	$15.1
Customer relationships	2.4	(0.7)	1.7
Total	$24.2	$(7.4)	$16.8

Amortization expense of the finite-lived intangible assets for the three months ended June 30, 2026 (Successor) and June 30, 2025 (Predecessor) was $7.3 million and $0.4 million, respectively, and is included in general and administrative expenses in the Condensed Consolidated Statements of Operations. Amortization expense of the finite-lived intangible assets for the period from February 27, 2026 to June 30, 2026 (Successor), the period from January 1, 2026 to February 26, 2026 (Predecessor) and the six months ended June 30, 2025 (Predecessor) was $9.7 million, $0.3 million, and $0.8 million, respectively, and is included in general and administrative expenses in the Condensed Consolidated Statements of Operations. The estimated net amortization expense for the finite-lived intangible assets is $14.6 million for the remainder of 2026, $29.2 million per year for each of the four years ending December 31, 2027 through 2030, and $246.9 million thereafter. The remaining useful lives for the intangible assets is 10 years for permits and 15 years for trademarks and customer relationships.

NOTE 10. BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets consist of the following:

	Successor	Predecessor
	June 30, 2026	December 31, 2025
	(in millions)	(in millions)
Prepaid insurance	$0.7	$0.7
Other prepaid expenses	0.8	0.3
Other current assets	0.2	—
Total	$1.7	$1.0

Accrued liabilities consist of the following:

	Successor	Predecessor
	June 30, 2026	December 31, 2025
	(in millions)	(in millions)
Accrued payroll, bonus, and employee benefits	$3.1	$3.9
Contingent loss accrual(1)	3.5	—
Accrued services(2)	1.3	0.9
Rail car repair accrual(3)	0.8	0.7
Well capping accrual	0.3	0.3
Accrued insurance services	—	0.5
Other accruals	0.5	0.1
Total	$9.5	$6.4
(1)
Estimated contingent loss related to a legal case settlement. Refer to Note 14, Commitments and Contingencies, for further information.
(2)
Accrued services primarily consist of professional services related to investigating potential acquisitions and other routine services.
(3)
Rail car accrual represents the expected cost of disposing of or repairing leased railcars.

NOTE 11: LEASES

The Company enters into leases for warehouses, rail cars, forklifts, office equipment, office space and certain other types of property and equipment. The leases consist of operating and financing leases expiring in various years through 2030.

The elements of the lease costs were as follows:

	Successor	Successor	Predecessor
	Three Months Ended June 30, 2026	Period from February 27, 2026 to June 30, 2026	Period from January 1, 2026 to February 26, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
	(in millions)	(in millions)	(in millions)	(in millions)	(in millions)
Operating lease expense:
Operating lease expense	$0.2	$0.3	$0.2	$0.2	$0.4

Short term lease expense	$0.1	$0.1	$—	$0.1	$0.3
Variable lease expense	0.3	0.4	0.2	0.2	0.4
Total lease expense	$0.6	$0.8	$0.4	$0.5	$1.1

Total finance lease expense for the three months ended June 30, 2026 (Successor) and June 30, 2025 (Predecessor) was insignificant. Total finance lease expense for the period from February 27, 2026 to June 30, 2026 (Successor), the period from January 1, 2026 to February 26, 2026 (Predecessor), and for the three months ended June 30, 2025 (Predecessor) was $0.1 million, insignificant, and $0.1 million, respectively.

Lease term and discount rate information related to leases were as follows:

	Successor	Predecessor
	June 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years)
Operating leases	1.88	2.05
Finance leases	3.41	3.84

Weighted-average discount rate
Operating leases	7.51%	9.81%
Finance leases	7.36%	10.53%

Supplemental cash flow information related to leases was as follows:

	Successor	Predecessor
	Period from February 27, 2026 to June 30, 2026	Period from January 1, 2026 to February 26, 2026	Six Months Ended June 30, 2025
	(in millions)	(in millions)	(in millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance lease (interest payments)	$—	$—	$—
Operating cash flows from operating leases	0.3	0.2	0.4
Financing cash flows from finance lease	—	—	—
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$—	$—	$0.3
Finance leases	—	—	0.1

Future maturities of lease liabilities are as follows:

	Successor
	June 30, 2026
	Operating Leases	Finance Leases
Year ending December 31,	(in millions)
2026	$0.4	$0.1
2027	0.4	0.2
2028	0.1	0.1
2029	0.1	0.1
2030	—	—
Thereafter	—	—
Total future undiscounted lease payments	1.0	0.5
Imputed interest	(0.2)	(0.1)
Present value of lease payments	0.8	0.4
Current portion	(0.6)	(0.1)
Long-term portion of lease payments	$0.2	$0.3

NOTE 12: LONG TERM DEBT

Long-term debt consists of the following:

	Successor	Predecessor
	June 30, 2026	December 31, 2025
	(in millions)	(in millions)
Term loan	$215.0	$206.7
Unamortized debt discount and issuance	(3.5)	(1.3)
Current portion	(2.1)	(2.3)
Long-term portion	$209.4	$203.1

Ares Capital Credit Agreement (Predecessor)

In July 2021, US Salt entered into a credit agreement with Ares Capital Corporation, as the administrative agent, and other parties thereto. The credit agreement consists of a $232.0 million term loan, and up to $25.0 million of revolving line of credit.

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

In relation to the credit agreement, the Company paid debt issuance cost of $5.1 million, which is amortized over the life of the credit agreement using effective interest rate of 6.83%. Amortization of debt issuance cost for the three and six months ended June 30, 2025 (Predecessor) was $0.2 million and $0.4 million, respectively, and is included in interest expense in the Condensed Consolidated Statements of Operations.

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

Interest rate for the Initial Term Loans and Revolving Loans as of June 30, 2026 was 7.98%, which was SOFR plus 4.25%. Interest rate for the revolving line of credit is at a base rate or a term SOFR rate plus an applicable margin between 4.00% and 4.50%, depending on the Borrower's Consolidated First Lien Net Leverage Ratio (as defined in the Credit Agreement).

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

The revolving line of credit expires on February 26, 2033 and is subject to a commitment fee on the unused available commitment between 0.375% and 0.50% per annum, determined by the Borrower’s Consolidated First Lien Net Leverage Ratio. The Company had no borrowings outstanding on the revolving line of credit at June 30, 2026 (Successor). The unused amount of credit available under this facility is $25.0 million as of June 30, 2026 (Successor).

The term loan and revolving line of credit are secured by substantially all of the assets of US Salt and subject to certain financial covenants which are not due until 60 days after quarter-end for 2026 and 45 days after quarter-end beginning in 2027. The Company was in compliance with all financial covenants as of June 30, 2026 (Successor).

In relation to the Wilmington Trust Credit Agreement, aggregate debt discount and debt issuance costs totaled $3.6 million, which is amortized over the life of the credit agreement using an effective interest rate of 8.27%. Amortization of debt discount and issuance cost for the three months ended June 30, 2026 (Successor) and for the period from February 27, 2026 to June 30, 2026 (Successor) was $0.1 million and $0.1 million, respectively, and was reported as interest expense in the Condensed Consolidated Statements of Operations.

The Credit Agreement contains customary affirmative and negative covenants, conditions to borrowing and events of default. The Company was in compliance with all financial covenants as of June 30, 2026 (Successor).

The following table summarizes the annual maturities of the principal amount of total debt due:

Successor
June 30, 2026
Year ending December 31,	(in millions)
Remaining 2026	$1.1
2027	2.2
2028	2.2
2029	2.2
2030	2.2
Thereafter	205.1
Total maturities	$215.0

NOTE 13: ASSET RETIREMENT OBLIGATIONS

The following summarizes the changes in the asset retirement obligation during the period:

Balance as of December 31, 2024 (Predecessor)	$0.8
Liabilities incurred	—
Changes in estimated obligations	—
Accretion of expense	—
Balance as of June 30, 2025 (Predecessor)	$0.8

Balance as of December 31, 2025 (Predecessor)	$0.8
Liabilities incurred	—
Changes in estimated obligations	—
Accretion of expense	—
Balance as of February 26, 2026 (Predecessor)	$0.8

Balance as of February 27, 2026 (Successor)	$0.8
Liabilities incurred	—
Changes in estimated obligations	—
Accretion of expense	—
Balance as of June 30, 2026 (Successor)	$0.8

In connection with certain contracts, the Company is required to hold surety bonds. These bonds are supported by a general agreement of indemnity in favor of the sureties. As of June 30, 2026 (Successor) and December 31, 2025 (Predecessor),

the Company had surety bonds outstanding with an aggregate stated amount of $1.1 million. The bonds relate primarily to the salt well plugging projects and generally expire and are renewed annually.

The Company’s estimated abandonment costs related to plugging and abandonment of injection wells under these surety bonds are reported as part of asset retirement obligation in the Condensed Consolidated Balance Sheets. As of June 30, 2026 (Successor) and December 31, 2025 (Predecessor), management has not identified any defaults, and no accrual related to these bonds has been recorded. Bond premiums paid are recorded as prepaid expenses and amortized over the period of benefit.

NOTE 14. COMMITMENTS AND CONTINGENCIES

IPO Securities Class Action Settlement

As previously disclosed, the Company, its directors, certain of its officers and the underwriters named in its initial public offering (“IPO”) registration statement were named as defendants in a consolidated class action complaint pursuant to Sections 11 and 15 of the Securities Act first filed in May 2021.

In May 2026, the Company entered into an agreement to settle these matters for $3.5 million in cash, without admission of liability or wrongdoing. The Company recorded an accrual of $3.5 million during the period ending February 27, 2026 to June 30, 2026 (Successor), which is included in accrued liabilities in the Condensed Consolidated Balance Sheet. Under the agreement, an initial $1.8M of the settlement was placed in an interest-bearing escrow account after June 30, 2026 but before the date of filing. The Company expects to use these escrowed funds and existing cash on hand to fund the settlement payment when it becomes due. Upon acceptance by the Court and payout of the settlement amount, this matter will be fully resolved.

Legal Contingencies and Proceedings

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

As of June 30, 2026 (Successor), in the opinion of management, there were no other legal contingency matters that arose in the ordinary course of business, either individually or in aggregate, that would have a material adverse effect on the financial position, results of operations, or cash flows of the Company. Given the unpredictable nature of legal proceedings, the Company bases its estimate on the information available at the time of the assessment. As additional information becomes available, the Company will reassess the potential liability and may revise the estimate.

NOTE 15. EQUITY AND NONCONTROLLING INTEREST

Members' Equity (Predecessor)

Members' units

US Salt was authorized to issue USPH Class A units and USPH Class B units. There was no set number for authorized units and no par value was assigned to USPH Class A and USPH Class B units. US Salt was able to issue additional units, including USPH Class B units as management incentive units as approved by its Board of Directors. USPH Class A units represented capital interests and were entitled to priority distributions and liquidation proceeds until invested capital had been returned. USPH Class B units were generally issued as management incentive (profit) interests and participated in US Salt's residual economics only after applicable participation thresholds and vesting conditions were satisfied.

Voting rights

The authority to manage the business, make decisions, and act on behalf of US Salt resided exclusively with its Board of Directors, except for certain limited matters specifically designated as board of governance exceptions. Holders of USPH Class A units or USPH Class B units did not possess voting, consent, or approval rights with respect to the management or governance of US Salt, other than with respect to these limited exceptions.

The composition of US Salt's Board of Directors included both Emerald Lake‑designated Managers ("ELCM Managers") and Additional Managers. For any meeting of its Board of Directors or its committees, at least one ELCM Manager had to be present to constitute a quorum. Actions of its Board of Directors was able to be approved by a majority of votes cast at a meeting where a quorum is present. The ELCM Managers collectively held a number of votes equal to the greater of (i) the number of ELCM Managers present at the meeting or (ii) one plus the number of non‑ELCM Managers present. Each ELCM Manager was entitled to cast a proportionate share of these collective ELCM votes. Each Additional Manager held one vote. If no ELCM Manager remained present during a meeting, the quorum was lost and no further business was able to be conducted until a quorum was re‑established. The authorized number of Managers on US Salt's Board of Directors was six members or such other number as determined from time to time by the Board.

Distribution and participation rights

Distributions were made at the discretion of the Board of Directors, subject to the applicable law and US Salt's operating agreement. Distributions, other than tax distributions, were subject to contractual priority waterfall. Amounts were distributed first to holders of USPH Class A units until the unreturned capital associated with USPH Class A units had been reduced to zero. Thereafter, remaining distributions were made to holders of USPH Class A units and participating USPH Class B units on a pro rata basis based on the number of such units outstanding. Certain USPH Class B units were subject to participation thresholds (as discussed below) and vesting conditions and were not entitled to participate in distributions until such thresholds had been satisfied and vesting has occurred. As of December 31, 2025 (Predecessor), the total unreturned capital of Class A unitholders before distributions was $193.6 million. There were no tax distributions to USPH Class A unitholders for the period from January 1, 2026 to February 26, 2026 (Predecessor) and $2.1 million and $3.5 million of tax distributions to USPH Class A unitholders for both the three months and six months ended June 30, 2025 (Predecessor).

Liquidation rights

Upon liquidation, dissolution, or winding up of US Salt, its assets remaining after the settlement of liabilities were distributed in accordance with the same priority framework applicable to non‑liquidating distributions. Liquidation proceeds were distributed first to USPH Class A units until the return of unreturned capital, and thereafter to USPH Class A units and participating USPH Class B units on a pro rata basis. USPH Class B units that had not satisfied applicable participation thresholds or vesting requirements did not participate in liquidation proceeds. Neither class had liquidation preference beyond the contractual priority described above.

Repurchase rights

US Salt held the right, at its discretion, to repurchase outstanding units held by unitholders in accordance with the operating or related grant agreements. US Salt was able to settle the repurchase or redemption price either in cash or through the transfer of equity interests issued by one of its subsidiaries. If the subsidiary repurchased or redeemed those securities subsequently, the repurchase redemption price would have been equal to the amount of cash or notes, if applicable, equal to the aggregate repurchase or redemption price of the Units that were redeemed or repurchased.

USPH Class B units

Based on the terms of Class B unit grant agreements, USPH Class B units were issued to certain employees and members of the Board of Directors of US Salt. In each of the grant agreements, 40% of the total USPH Class B units granted had service conditions, which was service-based vesting ("time-vesting incentive units"), and 60% of the total USPH Class B units granted had both service and performance conditions ("performance-based incentive units").

Time-vesting incentive units

Time-vesting incentive units vested over the requisite service period of five years, subject to the recipient remaining an employee or member of the Board of Directors of US Salt through each vesting date. For the period from January 1, 2026 to February 26, 2026 (Predecessor), $0.1 million expense was recognized for the time-vesting incentive units over the requisite service period.

Performance-based incentive units

The performance-based incentive units were able to vest upon the consummation of a sale of US Salt, provided the participants had remained continuously employed or provided services from the vesting start date through the sale date. Vesting occurred in three tranches as follows: (i) one-third of the performance-based incentive units vested upon the consummation of a sale of the US Salt if the Investor Return was equal to or greater than 2.0; (ii) an additional one-third of the performance-based incentive units vested upon the consummation of a sale of US Salt if the Investor Return was equal to or greater than 2.5; and (iii) an additional one-third of the performance-based incentive units vested upon the consummation of a sale of US Salt if the Investor Return was equal to or greater than 3.0.

Vested USPH Class B units were subject to a "Participation Threshold" before distribution of profit or distribution of sales proceeds from the sale of US Salt. Unless otherwise determined by the Board of Directors of US Salt, on the date of each grant of USPH Class B units, pursuant to a grant made under a Class B unit grant agreement or similar agreement, the Board of Directors of US Salt would establish an initial "Participation Threshold" amount in respect of each Class B unit granted on such date. The initial Participation Threshold in respect of an USPH Class B unit would be equal to or greater than (i) the amount that would be distributed with respect to a USPH Class A unit ratably among Class A unitholders until the aggregate unreturned capital of Class A incentive units had been reduced to zero in a hypothetical transaction in which US Salt sold all of its assets for Fair Market Value and distributed the proceeds therefrom in liquidation of US Salt (as determined immediately prior to the issuance of such USPH Class B unit, but taking into account all Capital Contributions, if any, with respect to any Unit issued as part of the issuance of such USPH Class B unit) minus (ii) the total Capital Contributions (if any) made by the holder receiving such USPH Class B unit with respect to all USPH Class B unit received by such holder as part of the same issuance. US Salt was able to periodically update the initial Participation Threshold from time to time as necessary to reflect any adjustments to the Participation Thresholds of outstanding USPH Class B unit required.

Acceleration of vesting of incentive units

Upon the occurrence of the sale of US Salt, all then outstanding time-vesting incentive units and performance-vesting incentive units which had not yet become vested became vested as of the consummation of such sale and were included in the shares acquired as part of the US Salt Acquisition. The Company elected an accounting policy to treat compensation costs due to acceleration as a result of the change in control provision included in the original terms of the awards as acquisition-related consideration transferred. Accordingly, the fair value of the accelerated portion of the awards represented by the cash or Holdings units transferred in exchange for the units subject to accelerated vesting was included in the total consideration transferred for the acquisition and no share‑based compensation expense related to such acceleration was recognized in either the Predecessor or Successor periods. Refer to Note 2, Summary of Significant Accounting Policies, for further information.

Noncontrolling parent interests

US Salt owns 99% of US Salt Intermediate Holdings, LLC ("Intermediate Holdings"). The remaining 1% interest was held by Aggregator, which was controlled by Emerald Lake. Intermediate Holdings owned 100% of US Salt Holdings, LLC ("US Salt Holdings") and its operating subsidiaries. US Salt controlled Intermediate Holdings and US Salt Holdings and, accordingly, consolidated Intermediate Holdings and its subsidiaries in the accompanying consolidated financial statements.

The noncontrolling parent interest represented Aggregator’s 1% ownership interest in Intermediate Holdings, which was held by an entity other than US Salt. This interest was presented as noncontrolling parent interest in the Condensed Consolidated Statements of Operations and within equity in the Condensed Consolidated Balance Sheets. The condensed consolidated financial statements recognized the subsidiary’s assets and liabilities offset by the noncontrolling interest in total equity.

Stockholders' equity (Successor)

ContextLogic Equity

On February 25, 2026, the Company completed the Rights Offering and issued 429 thousand common shares of ContextLogic common stock to subscribers for gross proceeds of $3.4 million or $8.00 per share. In addition, in connection with the backstop agreements entered into with Abrams Capital Partners I, L.P. ("ACP I") and Abrams Capital Partners II ("ACP II", together with ACP I, "Abrams Capital"), the Company issued 190 thousand and 2,599 thousand common shares to ACP I and ACP II, respectively for gross proceeds of $22.3 million or $8.00 per share.

On February 26, 2026, the Company issued 15,480 thousand common shares as a portion of the equity consideration for the US Salt Acquisition recorded at a fair value of $123.9 million.

Noncontrolling Interest - ContextLogic Holdings LLC Units

On February 26, 2026, the Second A&R LLC Agreement became effective for ContextLogic Holdings LLC, establishing and governing the rights, preferences and obligations of each class of units of Holdings. Holdings' membership interests are represented by three classes of units: Preferred Units, Class B Common Units (comprising Class B-1 and Class B-2 series), and Class P Units. The Preferred Units are held by the Company's investors and rank senior to all other units with respect to distributions and liquidation proceeds. The Class B Common Units ("Common Units") are held by the Company and represent the primary common equity interest in Holdings. The Class P Units are profits interests and are subordinate to both the Preferred Units and Common Units. Each class of units was issued in exchange for cash or other property contributions made to Holdings by its members (the "Capital Contributions").

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

With respect to distributions and upon liquidation or dissolution, the Preferred Units rank senior to the Common Units and Class P Units and are entitled to receive distributions pro rata based on each Class A member's relative ownership of outstanding Preferred Units until each Class A member has received a full return of its Capital Contributions in respect of its Preferred Units. Prior to any such distribution, Holdings must provide Class A members at least five (5) business days' prior written notice (a "Class A Distribution Notice") detailing the distribution amount and the comparative amount that would be distributed upon conversion into Class B-2 Common Units, giving holders the opportunity to convert prior to the distribution. Class A members that are accredited investors also hold preemptive rights to purchase their pro rata share of any new units or other equity interests issued by Holdings to Abrams Capital, BCP Special Opportunities Fund III Originations LP ("BCP") or their respective affiliates.

Class B Common Units

The Class B Common Units consist of two series: Class B-1 Common Units, which carry voting rights, and Class B-2 Common Units, which are non-voting and are issuable solely upon conversion of Class A Convertible Preferred Units. Class B-1 Common Units are held by ContextLogic directly and through its wholly-owned subsidiary Emerald Lake Pearl Acquisition Blocker, LLC. ContextLogic effectively holds all outstanding Class B-1 Common Units and, as the sole holder of voting units in Holdings, holds all voting power of Holdings. No Class B-2 Common Units are currently outstanding.

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

Class P Units

The Class P Units are intended to qualify as "profits interests" for U.S. federal income tax purposes. They are subordinate to both Preferred Units and Common Units in the distribution waterfall. Distributions on unvested Class P Units are retained by Holdings ("Retained Distributions") and released to Class P Unit holders only upon vesting. Any Retained Distributions attributable to forfeited units are redistributed to remaining members in accordance with the standard distribution waterfall. Refer to Note 16, Equity Award Activity, Unit-Based Compensation (Predecessor), and Stock-Based Compensation (Successor), for more information about Class P Units granted.

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

NOTE 16. EQUITY Award activity, UNIT-BASED COMPENSATION (PREDECESSOR), AND STOCK-based compensation (SUCCESSOR)

Unit-Based Compensation (Predecessor)

US Salt recognized compensation expense in its condensed consolidated financial statements because its employees and members of the Board of Directors provided services to US Salt and benefited from the USPH Class B units issued to them. The USPH Class B units are issued for no consideration. Refer to Note 15, Equity and Noncontrolling Interest, for more information about the USPH Class B units.

There were no USPH Class B units granted during the period from January 1, 2026 to February 26, 2026 (Predecessor) or the six months ended June 30, 2025 (Predecessor).

The following table summarizes USPH Class B units activity for the period from January 1, 2026 to February 26, 2026 (Predecessor) and the six months ended June 30, 2025 (Predecessor):

Predecessor
Period from January 1, 2026 to February 26, 2026
	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Term
	(in thousands)		(In Years)
Balance as of December 31, 2025	17.0	$1,000.0	1.75
Granted	—	—
Repurchased	—	—
Forfeited	—	—
Balance as of February 26, 2026	17.0	$1,000.0	1.59

	Predecessor
	Six Months Ended June 30, 2025
	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Term
	(in thousands)		(In Years)
Balance as of December 31, 2024	18.0	$1,000.0	2.68
Granted	—	—
Repurchased	(0.2)	1,000.0
Forfeited	(0.8)	1,000.0
Balance as of June 30, 2025	17.0	$1,000.0	2.25

Under the valuation methodology theory underlying the option pricing model, the fair value of the USPH Class B units was comprised of intrinsic and extrinsic values. Considering the specific features and attributes of the USPH Class B units, the entire fair value of the units was comprised of the underlying extrinsic value (i.e., the present value of the potential future benefits as of the respective measurement dates) while no value was assigned to the intrinsic value for the period from January 1, 2026 to February 26, 2026 (Predecessor) and the six months ended June 30, 2025 (Predecessor).

Upon consummation of the sale of US Salt, there is no remaining unrecognized compensation expense for the time-vesting and performance-vesting USPH Class B units other than what was included as part of the consideration transferred. Refer to Note 3, Business Combinations, for further information.

Equity Award Activity (Successor)

A summary of activity under the equity plans and related information was as follows:

	Successor
	Period from February 27, 2026 to June 30, 2026
	Options Outstanding			RSUs Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Number of RSUs
	(in thousands)			(in thousands)
Balance as of February 27, 2026 (Successor)	363.3	$16.95	0.1	127.5
Granted	—			50.0
Vested	—			(69.9)
Forfeited or cancelled	(363.3)	$16.95		—
Balance as of June 30, 2026 (Successor)	—	$—	0.0	107.6

As of June 30, 2026, 5,550 thousand shares remained available for grant under the Company’s equity incentive plans.

Equity-Based Compensation Expense

Total equity-based compensation expense included in the Condensed Consolidated Statements of Operations was as follows:

	Successor	Successor	Predecessor	Predecessor	Predecessor
	Three Months Ended June 30, 2026	Period from February 27, 2026 to June 30, 2026(1)	Period from January 1, 2026 to February 26, 2026(2)	Three Months Ended June 30, 2025(2)	Six Months Ended June 30, 2025(2)
	(in millions)	(in millions)	(in millions)	(in millions)	(in millions)
Cost of sales	$—	$—	$—	$—	$—
Selling expense	—	—	—	—	—
General and administrative	0.1	0.2	0.1	0.1	0.2
Transaction expenses	—	0.4	—	—	—
Total equity-based compensation	$0.1	$0.6	$0.1	$0.1	$0.2

(1)
Successor information is stock-based compensation.
(2)
Predecessor information is member-unit based compensation.

The Company will recognize the remaining $0.7 million of unrecognized stock-based compensation expense related to outstanding RSUs over a weighted-average period of approximately 3.4 years.

US Salt Long-Term Incentive Plan (Successor)

On April 8, 2026, US Salt adopted the LTIP, which is a performance-based incentive plan designed to attract, retain, and incentivize key employees of US Salt and its subsidiaries by providing participants with the opportunity to share in long-term EBITDA growth above a specified baseline. Awards granted under the LTIP may be settled, at the discretion of the plan administrator, in cash, shares of the Company’s common stock, Preferred Units, or any combination thereof. The performance period under the LTIP began on January 1, 2026 and ends on December 31, 2030, and payment of LTIP awards, if earned, is expected to occur within 60 days following December 31, 2030. LTIP awards outstanding as of June 30, 2026 were granted on April 8, 2026 and are subject to continued service through the performance period, subject to certain forfeiture provisions, and achievement of performance conditions based on EBITDA growth above a baseline EBITDA amount. The aggregate participation rate allocated to participants as of June 30, 2026 was less than 100%, allowing room for future allocation at the plan administrator’s discretion.

The awards are subject to additional provisions, including forfeiture upon certain terminations of employment or breaches of restrictive covenants and a clawback provision requiring repayment to US Salt upon certain post-payment breaches of restrictive covenants.

Determining the fair value of the LTIP liability requires judgment, including management’s estimate of the most likely EBITDA performance scenario and assessment of whether achievement of the performance condition is probable. As of June 30, 2026, management determined that achievement of the applicable performance condition was probable.

For the three months ended June 30, 2026, the Company recognized stock-based compensation expense related to the LTIP of $0.8 million. For the period from February 27, 2026 to June 30, 2026, the Company recognized stock-based compensation expense related to the LTIP of $0.8 million. No awards were settled, forfeited, or modified during the three months ended June 30, 2026 and the period from February 27, 2026 to June 30, 2026. As of June 30, 2026, the Company recorded an accrued liability related to the LTIP of $0.8 million, which is included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets because settlement is not expected within twelve months of June 30, 2026.

As of June 30, 2026, unrecognized compensation cost related to LTIP awards was $15.7 million for the aggregate participation rate allocated to employees. This was based on the liability measurement as of June 30, 2026 and the Company expects to recognize it ratably over the remaining requisite service period of approximately 4.5 years, subject to continued service, future changes in fair value, forfeitures, and continued assessment of whether achievement of the applicable performance condition is probable.

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

Changes in the Initial Grant and the Transaction Grant for the period from February 27, 2026 to June 30, 2026 (Successor), were as follows (in thousands, except per share amounts):

	Initial Grant		Transaction Grant
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at February 27, 2026 (Successor)	1,898	$2.39	600	$0.56
Vested	—	—	—	—
Forfeited	—	—	—	—
Nonvested at June 30, 2026 (Successor)	1,898	$2.39	600	$0.56

NOTE 17. INCOME TAXES

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

The benefit for income taxes was insignificant (0.0%) for the three months ended June 30, 2026 (Successor). The benefit for income taxes was $41.9 million (127.0%) for the period from February 27, 2026 to June 30, 2026 (Successor). There was no provision for or benefit from income taxes for the period from January 1, 2026 to February 26, 2026 (Predecessor) or for the three and six months ended June 30, 2025 (Predecessor). The Company’s effective tax rate for the three months ended June 30, 2026 (Successor) differed from the U.S. statutory rate of 21% primarily due to additional valuation allowance on tax attributes generated in the period. The Company’s effective tax rate for the period from February 27, 2026 to June 30, 2026 (Successor) differed from the U.S. statutory rate of 21% primarily due to the release of valuation allowance associated with the acquisition of US Salt and additional valuation allowance on tax attributes generated during the period. The Company’s effective tax rate for the three and six months ended June 30, 2025 (Predecessor) differed from the U.S. statutory rate of 21% as US Salt was a partnership and not subject to federal or state corporate income taxes.

The Company continues to maintain a valuation allowance on its domestic net deferred tax assets which is excluded from the annual effective tax rate estimate.

The Company had no unrecognized tax benefits as of June 30, 2026 (Successor) and December 31, 2025 (Predecessor). There were no interest and penalties associated with the unrecognized tax benefits for the three months ended June 30, 2026 (Successor), the period from February 27, 2026 to June 30, 2026 (Successor), the period from January 1, 2026 to February 26, 2026 (Predecessor), and the three and six months ended June 30, 2025 (Predecessor).

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

NOTE 18. Net INCOME per share (Successor) and per unit (predecessor)

The following table sets forth the computation of basic and diluted net loss per share:

	Successor		Predecessor
	Three Months Ended June 30, 2026	Period from February 27, 2026 to June 30, 2026	Period from January 1, 2026 to February 26, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
	($ in millions, shares in thousands, except per share data)		($ in millions, shares in thousands, except per share data)
Numerator:
Net income attributable to Parent Holdings Class A unitholders (Predecessor)			$1.7	$4.7	$7.6
Net (loss) income attributable to common stockholders (Successor)	$(6.3)	$9.0
Denominator:
Basic and diluted weighted average USPH Class A units outstanding (Predecessor)			190.9	190.9	190.9
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic (Successor)	45,737	45,682
Weighted-average shares used in computing net loss per share attributable to common stockholders, diluted (Successor)	45,737	45,690
Net income per unit attributable to USPH Class A unit, basic and diluted (Predecessor)			$8.91	$24.62	$39.81
Net (loss) income per share attributable to common stockholders, basic (Successor)	$(0.14)	$0.20
Net (loss) income per share attributable to common stockholders, diluted (Successor)	$(0.14)	$0.20

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income per share for the three months ended June 30, 2026 because including them would have had an anti-dilutive effect:

Successor
As of June 30, 2026
(in thousands)
Restricted stock units outstanding	0.8
Total	0.8

Calculation of Net Income per Share (Successor)

Awards under the LTIP may be settled, at the discretion of the plan administrator, in cash, shares of the Company’s common stock, Preferred Units, or any combination thereof. The Company considers the potential dilutive effect of awards that may be settled in shares of the Company’s common stock in calculating diluted net income per share. No potential shares related to the LTIP were included in diluted net income per share for the three months ended June 30, 2026 (Successor) and the period from February 27, 2026 to June 30, 2026 (Successor) because no shares were contingently issuable under ASC 260 as of June 30, 2026.

Calculation of Net Income per Unit (Predecessor)

US Salt used the two-class method in its computation of net income per unit. US Salt's paid and unpaid USPH Class A units issued through subscription notes receivable were entitled to receive distributions at the same rate. Under the two-class method, US Salt's net income available to Class A unitholders was allocated between the paid and unpaid USPH Class A units on a fully-distributed basis and reflected residual net income after amounts attributed to noncontrolling interests. In the event of a net loss, US Salt determined that both paid and unpaid USPH Class A units share in the Company’s losses, and they shared in the losses using the same mechanism as the distributions. US Salt also had USPH Class B units whereby vested USPH Class B units were subject to the hurdle of unreturned capital of Class A and a "Participation Threshold" before Class B unitholders received distribution of profit or distribution of sales proceeds from the sale of US Salt. For the period from January 1, 2026 to February 26, 2026 (Predecessor), the three months ended June 30, 2025 (Predecessor), and the six months ended June 30, 2025 (Predecessor), USPH Class B units were participating securities for net income per unit calculation purposes because they were able to participate in undistributed earnings with USPH Class A units. However, because the Class B unit participation was contingent on overcoming the hurdle as described above that was not objectively determinable and/or subject to management discretion, US Salt did not allocate undistributed earnings to Class B unless and until the contingency occurs. USPH Class B units were non-dilutive securities as the hurdle of unreturned capital of USPH Class A unitholders was not met as of June 30, 2025 (Predecessor).

Basic and dilutive net income or loss per unit was calculated by dividing undistributed earnings allocated to paid and unpaid USPH Class A unitholders by the weighted average member units outstanding for the respective period.

NOTE 19. RELATED PARTY TRANSACTION (pREDECESSOR)

Management Fees

On July 19, 2021, US Salt Holdings entered into a Professional Services Agreement with Emerald Lake, who would provide financial and management consulting services. Emerald Lake agreed to consult with the US Salt’s Board of Directors and the oversight of management on business and financial matters including company strategy, budgeting of future investments, acquisition and divestiture strategies, and debt and equity financings. In consideration of Emerald Lake’s services, US Salt Holdings paid Emerald Lake an annual management fee (the "Management Fee") the greater of $1.9 million or 1% of Emerald Lake Investment. The Management Fee was payable in cash in quarterly installments equal to the greater of $0.5 million and 0.25% of Emerald Lake Investment. The Management Fees were $0.3 million, $0.5 million, and $1.0 million for the period from January 1, 2026 to February 26, 2026 (Predecessor), the three months ended June 30, 2025 (Predecessor), and the six months ended June 30, 2025 (Predecessor), respectively, and were reported in the general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. As of December 31, 2025 (Predecessor), there were no unpaid management fees in the accompanying Condensed Consolidated Balance Sheets.

Upon the consummation of the US Salt Acquisition, the Professional Services Agreement was terminated and no further Management Fees will be incurred.

USPH Class A and Unit Subscription Receivable

The activities of USPH Class A units and subscription notes receivable from employees and Board of Directors of US Salt are summarized as follows:

	Predecessor
	Period from January 1, 2026 to February 26, 2026
	USPH Class A Units	Amount	Subscription Receivable
	(in thousands)	(in millions)	(in millions)
Outstanding, December 31, 2025 (Predecessor)	0.9	$1.0	$0.1
Repayment	—	—	(0.1)
Balance as of February 26, 2026 (Predecessor)	0.9	$1.0	$—

	Predecessor
	Three Months Ended June 30, 2025
	USPH Class A Units	Amount	Subscription Receivable
	(in thousands)	(in millions)	(in millions)
Balance as of March 31,2025 (Predecessor)	0.9	$1.0	$0.1
Repayment	—	—	—
Balance as of June 30,2025 (Predecessor)	0.9	$1.0	$0.1

	Predecessor
	Six Months Ended June 30, 2025
	USPH Class A Units	Amount	Subscription Receivable
	(in thousands)	(in millions)	(in millions)
Outstanding, December 31, 2024 (Predecessor)	0.9	$1.0	$0.2
Repayment	—	—	(0.1)
Balance as of June 30,2025 (Predecessor)	0.9	$1.0	$0.1

NOTE 20. SEGMENT INFORMATION

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

One customer accounted for $4.7 million and $4.3 million of the Company’s total net sales during the three months ended June 30, 2026 (Successor) and June 30, 2025 (Predecessor), respectively. One customer accounted for $6.5 million, $2.5 million, and $8.6 million of the Company’s total net sales during the period from February 27, 2026 to June 30, 2026 (Successor), the period from January 1, 2026 to February 26, 2026 (Predecessor), and the six months ended June 30, 2025 (Predecessor), respectively.

The following tables provide the operating financial results of the Company:

	Successor		Predecessor
	Three Months Ended June 30, 2026	Period from February 27 - June 30, 2026	Period from January 1 - February 26, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
	(in millions)	(in millions)	(in millions)	(in millions)	(in millions)
Net sales	$33.6	$45.7	$20.3	$33.8	$66.1

Cost of sales	18.4	25.8	10.9	17.0	34.1
Depreciation, amortization and depletion	10.0	13.3	2.7	3.6	7.3
Selling expense	1.0	1.4	0.6	1.0	2.0
Administrative expense	4.1	9.1	1.0	1.3	2.8
Transaction expense	1.8	22.5	0.1	0.2	0.2
Interest expense	4.4	6.2	3.0	5.4	10.8
Other segment items	0.2	0.3	0.3	0.6	1.3
Benefit from income taxes	—	(41.9)	—	—	—
Net income	$(6.3)	$9.0	$1.7	$4.7	$7.6
Capital expenditures - purchases of property, plant and equipment	$(1.6)	$(2.3)	$(1.3)	$(1.6)	$(4.2)

Other segment items include foreign currency gain/(loss), loss due to disposal of fixed assets, stock-based/unit-based compensation expenses, and management fees paid to Emerald Lake (Predecessor).

The measure of segment assets is reported on the Company’s Condensed Consolidated Balance Sheets.

NOTE 21. Subsequent Events

Gaylord Chemical Acquisition

On August 4, 2026, Holdings entered into a Stock Purchase Agreement (the "Purchase Agreement") with EagleTree-Gaylord Management Investment, L.P., a Delaware limited partnership, EagleTree-Gaylord Holdings Corp., a Delaware corporation (“Gaylord Chemical”) to acquire Gaylord Chemical, following satisfaction or waiver of certain conditions, for $850 million in cash (the "Transaction"), subject to customary adjustments. The Purchase Agreement may be terminated prior to the consummation of the Transaction by the mutual written consent of Holdings and Gaylord Chemical and in certain other circumstances. In connection with its entry into the Purchase Agreement, Holdings obtained equity financing commitments from certain investors for an aggregate of $870 million and obtained a debt financing commitment comprising a $250 million term loan and a $25 million revolving credit facility. These financing commitments will be used to finance the consideration due under the Purchase Agreement and related fees and expenses. A portion of the equity financing is expected to be provided by, and the equity financing commitments may be offset by, a proposed rights offering by the

Company (the “Rights Offering”). The record date, subscription ratio, expiration date and other terms of the Rights Offering will be described in a registration statement, including a prospectus, to be filed with the SEC. Any offer of the subscription rights or the securities issuable upon exercise of the subscription rights will be made only by means of the prospectus forming part of the registration statement, once such registration statement is declared effective.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Those risks include those described in Part II, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q, as well as in our condensed consolidated financial statements, related notes, and the other information appearing elsewhere in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, filed with the SEC on May 15, 2026, our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 5, 2026 and our other filings with the SEC. The inclusion of forward-looking information should not be regarded as a representation by us, our management or any other person that the future plans, estimates, or expectations contemplated by us will be achieved. Given these uncertainties, you should not place undue reliance on any forward-looking statements in this Quarterly Report on Form 10-Q.

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

Overview of the Company

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

Under this model, each operating subsidiary will be overseen by a dedicated business oversight committee consisting of directors who work directly with management, review budgets, assess performance, and make compensation decisions. Capital allocation across the platform will be overseen by a separate investment committee composed primarily of representatives from the Company’s largest equity holders. We believe this governance structure will keep decision-making close to owners, enhance accountability, and ensure capital is deployed with discipline.

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

In 2025, investment funds advised by BCP and Abrams Capital partnered to recapitalize ContextLogic and Holdings to acquire US Salt and architect a new platform based on aligned ownership, decentralized operations, and disciplined capital deployment. Following the closing of the US Salt Acquisition on February 26, 2026, we are in the process of implementing the new governance and operating models described herein to foster long-duration value creation and to avoid the constraints and exit pressures common in traditional private equity structures.

With US Salt as our initial operating business, we focus on building intrinsic value by growing EBITDA and by improving asset quality in a way that optimizes cash flows. We can employ Free Cash Flow and other sources of liquidity to re-invest in the ContextLogic platform, pay down debt and potentially make acquisitions. Our capital expenditures were $1.8 million, $2.1 million, and $4.8 million for the period from February 27, 2026 to June 30, 2026 (Successor), the period from January 1, 2026 to February 26, 2026 (Predecessor), and the six months ended June 30, 2025 (Predecessor), respectively (including one-time investments of $0.3 million, $0.7 million, and $2.0 million, respectively), highlighting the low capital requirements of our business model. See "Liquidity and Capital Resources—Capital Expenditures."

Recent Developments

On February 26, 2026, we acquired US Salt, a leading producer, packager, and distributor of evaporated and specialty salt products originally founded in 1893. US Salt produces evaporated salt which is distinct from rock salt and solar salt, and operates in a niche of the salt market that requires demanding purity levels (often over 99.6% sodium chloride) for use in such applications as food and pharmaceutical products. As a result, evaporated salt generally commands higher prices than rock salt and solar salt.

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

Diversification across channels and end markets provides resilience through economic cycles. Over the five- and ten-year periods ended June 30, 2026 (Successor), US Salt’s revenues grew at compound annual growth rates of approximately 7.8% and 7.5%, respectively, primarily driven by favorable product mix, new business wins, and disciplined pricing.

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

Results of Operations

Results after the date of the US Salt Acquisition, the period from February 27, 2026 through June 30, 2026 (Successor), include the Company’s consolidation of US Salt into ContextLogic, reflecting US Salt on a new basis in accordance with application of acquisition accounting. The Company is presenting US Salt as the predecessor to the post-acquisition consolidated ContextLogic entity and as a result has presented activity of stand-alone US Salt in periods prior to February 26, 2026 (Predecessor Periods). To provide meaningful and comparable information, the Company is also presenting Combined results—a non-GAAP measure that adds the period from January 1, 2026 through February 26, 2026 (Predecessor) and the period from February 27 through June 30, 2026 (Successor)—to compare against the six months ended June 30, 2025 (Predecessor).

The following table shows our results of operations for the periods presented.

Results of Operations for the Three Months Ended June 30, 2026 (Successor) and 2025 (Predecessor)

	Successor		Predecessor
	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025		$ Change
	(in millions)		(in millions)
Net sales	$33.6	100%	$33.8	100%	$(0.2)
Cost of sales	21.1	63%	20.1	59%	1.0
Gross profit	12.5		13.7		(1.2)
Operating expenses:
Selling expense	1.0	3%	1.0	3%	—
General and administrative	11.7	35%	2.4	7%	9.3
Transaction expenses	1.8	5%	0.2	1%	1.6
Total operating expenses	14.5		3.6		10.9
(Loss) income from operations	(2.0)		10.1		(12.1)
Other income (expenses)
Interest and other income	0.1	0%	—	0%	0.1
Interest and other expense	(4.4)	-13%	(5.4)	-16%	1.0
(Loss) income before provision for income taxes	(6.3)		4.7		(11.0)
Provision for income taxes	—	0%	—	0%	—
Net (loss) income	(6.3)	-19%	4.7	14%	(11.0)
Net (loss) attributable to noncontrolling interest	—	0%	—	0%	—
Net income attributable to Parent Holdings Class A unitholders (Predecessor) or common stockholders (Successor)	$(6.3)	-19%	$4.7	14%	$(11.0)

Other Financial and Operating Data:
Gross Profit %(1)	37.2%		40.5%
EBITDA(2)	8.0		13.7
Adjusted EBITDA(2)	10.8		14.0

Supplemental Disclosure Items:
CLHI Corporate G&A	2.5		—
CLHI Corporate transaction expenses	1.3		—
CLHI Corporate depreciation and amortization	—		—
CLHI Corporate tax benefit	—		—
CLHI Corporate adjusting expense items for Adjusted EBITDA(3)	1.4		—
(1)
Calculated as a percentage of revenue.
(2)
EBITDA and Adjusted EBITDA are non-GAAP financial measures. For definitions of EBITDA and Adjusted EBITDA and a reconciliation to the most directly comparable financial measures calculated and presented in accordance with GAAP, see "Management’s Discussion and Analysis of Financial Condition and Result of Operations — Non-GAAP Financial Measures."
(3)
CLHI expenses included as adjustments from EBITDA to Adjusted EBITDA include Transaction Expenses of $1.3 million and stock-based compensation of $0.1 million (where stock-based compensation is included in G&A in the above table).

Results of Operations for the Period from February 27, 2026 to June 30, 2026 (Successor), Period from January 1, 2026 to February 26, 2026 (Predecessor) and the Six Months Ended 2025 (Predecessor)

	Successor	Predecessor	Non-GAAP		Predecessor
	Period from February 27, 2026 to June 30, 2026	Period from January 1, 2026 to February 26, 2026	Combined Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	(in millions)	(in millions)	(in millions)		(in millions)
Net sales	$45.7	$20.3	$66.0	100%	$66.1	100%
Cost of sales	29.4	13.2	42.6	65%	40.5	61%
Gross profit	16.3	7.1	23.4		25.6
Operating expenses:
Selling expense	1.4	0.7	2.1	3%	2.0	3%
General and administrative	19.2	1.6	20.8	32%	5.0	8%
Transaction expenses	22.5	0.1	22.6	34%	0.2	0%
Total operating expenses	43.1	2.4	45.5		7.2
(Loss) income from operations	(26.8)	4.7	(22.1)		18.4
Other income (expenses)
Interest and other income	0.1	—	0.1	0%	—	0%
Interest and other expense	(6.2)	(3.0)	(9.2)	-14%	(10.8)	-16%
(Loss) income before provision for income taxes	(32.9)	1.7	(31.2)		7.6
Provision for income taxes	41.9	—	41.9	63%	—	0%
Net income	9.0	1.7	10.7	16%	7.6	11%
Net (loss) attributable to noncontrolling interest	—	—	—	0%	—	0%
Net income attributable to Parent Holdings Class A unitholders (Predecessor) or common stockholders (Successor)	$9.0	$1.7	$10.7	16%	$7.6	11%

Other Financial and Operating Data:
Gross Profit %(1)	35.7%	35.0%	35.5%		38.7%
EBITDA(2)	(13.5)	7.4	(6.1)		25.7
Adjusted EBITDA(2)	14.7	7.7	22.4		26.6

Supplemental Disclosure Items:
CLHI Corporate G&A	$7.1	—	7.1		—
CLHI Corporate transaction expenses	21.8	—	21.8		—
CLHI Corporate depreciation and amortization	—	—	—		—
CLHI Corporate tax benefit	41.9	—	41.9		—
CLHI Corporate adjusting expense items for Adjusted EBITDA(3)	25.5	—	25.5		—
(1)
Calculated as a percentage of revenue.
(2)
EBITDA and Adjusted EBITDA are non-GAAP financial measures. For definitions of EBITDA and Adjusted EBITDA and a reconciliation to the most directly comparable financial measures calculated and presented in accordance with GAAP, see "Management’s Discussion and Analysis of Financial Condition and Result of Operations — Non-GAAP Financial Measures."
(3)
CLHI expenses included as adjustments from EBITDA to Adjusted EBITDA include Transaction Expenses of $21.8 million, estimated contingent loss related to a legal matter of $3.5 million and stock-based compensation of $0.2 million (where the contingent loss and stock-based compensation are included in G&A in the above table).

Comparison of the Three Months Ended June 30, 2026 (Successor) and the Three Months Ended June 30, 2025 (Predecessor)

Net Sales, Cost of Sales, and Gross Profit

	Successor	Predecessor
	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Three Months' Change
	(in millions)	(in millions)%
Net sales	$33.6	$33.8	(0.6)%
Cost of sales	21.1	20.1	5.0%
Gross profit	12.5	13.7	(8.8)%
Gross margin	37.2%	40.5%

Net sales for the second quarter of 2026 (Successor) was $33.6 million, essentially flat compared to $33.8 million in the second quarter of 2025 (Predecessor). We experienced lower sales volume in the quarter, partially offset by higher average sales prices and a slightly favorable product mix. The average sales price in the second quarter of 2026 (Successor) was 7.7% higher than that of prior year quarter (Predecessor), which generated approximately $2.4 million of additional revenue. Overall volume during the second quarter of 2026 (Successor) decreased 8.0%, compared with the second quarter of 2025 (Predecessor), resulting in an approximately $2.6 million reduction in revenue. The decrease in volume was primarily attributable to a planned maintenance shutdown in the quarter that was not performed in the prior year and transportation constraints related to limited trucking availability that limited trucking availability that limited shipments during the quarter.

Cost of sales for the second quarter of 2026 (Successor) was $21.1 million, an increase of $1.0 million, or 5.0%, from $20.1 million for the second quarter of 2025 (Predecessor). The increase was primarily driven by inflationary pressures on inputs such as natural gas and labor, and costs associated with a planned periodic maintenance shutdown that is conducted approximately every two to three years to perform major maintenance activities related to equipment reliability and operating efficiency.

Gross profit decreased $1.2 million for the second quarter of 2026 (Successor) compared to the second quarter of 2025 (Predecessor). This decrease was primarily driven by the cost associated with the planned maintenance shutdown and the increased price of inputs such as natural gas and labor.

Operating Expenses

	Successor	Predecessor
	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Three Months' Change
	(in millions)	(in millions)%
General and administrative	$11.7	$2.4	387.5%
Selling expense	1.0	1.0	—
Transaction expenses	1.8	0.2	800.0%
Operating expenses	14.5	3.6	302.8%

Operating expenses increased $10.9 million for the second quarter of 2026 (Successor) compared to the second quarter of 2025 (Predecessor). This increase was primarily driven by $6.8 million of higher intangible asset amortization related to US Salt acquisition accounting and $3.8 million of expenses attributable to ContextLogic, impacted by professional services, employee costs, and expenses related to investigating other potential acquisitions.

Other Income (Expenses)

	Successor	Predecessor
	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Three Months' Change
	(in millions)	(in millions)%
Interest and other income	$0.1	$—	100.0%
Interest and other expense, net	(4.4)	(5.4)	(18.5)%
Other income (expenses)	(4.3)	(5.4)	(20.4)%

Other income (expense) increased $1.1 million for the second quarter of 2026 (Successor) compared to the second quarter of 2025 (Predecessor). The increase was driven by $1.0 million of lower interest expense, reflecting the lower interest rate on the Wilmington Trust term loan entered into in February 2026 in connection with the US Salt Acquisition, as compared to the Ares Capital term loan it replaced.

Comparison of the Period from February 27, 2026 to June 30, 2026 (Successor) and Period from January 1, 2026 to February 26, 2026 (Predecessor) Compared with the Six Months Ended June 30, 2025 (Predecessor)

Net Sales, Cost of Sales, and Gross Profit

	Successor	Predecessor	Non-GAAP	Predecessor	Non-GAAP
	Period from February 27, 2026 to June 30, 2026	Period from January 1, 2026 to February 26, 2026	Combined Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	Six Months' Change
	(in millions)	(in millions)	(in millions)	(in millions)%
Net sales	$45.7	$20.3	$66.0	$66.1	(0.2)%
Cost of sales	29.4	13.2	42.6	40.5	5.2%
Gross profit	16.3	7.1	23.4	25.6	(8.6)%
Gross margin	35.7%	35.0%	35.5%	38.7%

Revenue for the Combined six months ending June 30, 2026, was $66.0 million, a decrease of $0.1 million, or 0.2%, from $66.1 million for the six months ending June 30, 2025 (Predecessor). The decrease was primarily attributable to lower sales volumes, partially offset by higher average sales prices and slightly favorable product mix. Average sales price in the Combined six months ending June 30, 2026 increased 7.9% compared to the same period in the prior year, which generated approximately $4.8 million of additional revenue. US Salt volumes decreased 7.4% for the Combined six months ended June 30, 2026, compared to prior year, resulting in an approximately $4.9 million reduction in revenue. The decrease in volume was primarily attributable to a planned maintenance shutdown in the second quarter of 2026 (Successor) that was not performed in the prior year and transportation constraints related to limited trucking availability that limited shipments during the year.

Cost of sales for the Combined six months ending June 30, 2026, was $42.6 million, an increase of $2.1 million, or 5.2%, from $40.5 million for the six months ending June 30, 2025 (Predecessor). The increase was primarily attributable to $1.1 million of acquisition related inventory step-up amortization. The remaining increase was due to inflationary pressures on inputs such as natural gas and labor, and costs associated with a planned periodic maintenance shutdown conducted approximately every two to three years to perform major maintenance activities related to equipment reliability and operating efficiency.

Gross profit decreased $2.2 million for the Combined six months ended June 30, 2026 compared to the six months ended June 30, 2025 (Predecessor). This decrease was primarily driven by the $2.1 million increase in cost of sales.

Operating Expenses

	Successor	Predecessor	Non-GAAP	Predecessor	Non-GAAP
	Period from February 27, 2026 to June 30, 2026	Period from January 1, 2026 to February 26, 2026	Combined Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	Six Months' Change
	(in millions)	(in millions)	(in millions)	(in millions)%
General and administrative	$19.2	$1.6	$20.8	$5.0	316.0%
Selling expense	1.4	0.7	2.1	2.0	5.0%
Transaction expenses	22.5	0.1	22.6	0.2	11200.0%
Operating expenses	43.1	2.4	45.5	7.2	531.9%

Operating expenses increased $38.3 million for the Combined six months ended June 30, 2026 compared to the six months ended June 30, 2025 (Predecessor). This increase was primarily driven by $21.8 million of expenses incurred by ContextLogic attributable to its acquisition of US Salt and expenses incurred investigating other potential acquisitions, $9.2 million of higher intangible asset amortization related to US Salt acquisition accounting, $7.1 million of expenses attributable to ContextLogic corporate costs, impacted by a $3.5 million contingent loss accrual, professional services, and employee costs.

Other Income (Expenses)

	Successor	Predecessor	Non-GAAP	Predecessor	Non-GAAP
	Period from February 27, 2026 to June 30, 2026	Period from January 1, 2026 to February 26, 2026	Combined Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	Six Months' Change
	(in millions)	(in millions)	(in millions)	(in millions)%
Interest and other income	$0.1	$—	$0.1	$—	100.0%
Interest and other expense, net	(6.2)	(3.0)	(9.2)	(10.8)	(14.8)%
Other income (expenses)	(6.2)	(3.0)	(9.1)	(10.8)	(14.8)%

Other income (expense) increased $1.7 million for the Combined six months ended June 30, 2026 compared to the six months ended June 30, 2025 (Predecessor). The increase was driven by $1.8 million of lower interest expense, reflecting the lower interest rate on the Wilmington Trust term loan entered into in February 2026 in connection with the US Salt Acquisition, as compared to the Ares Capital term loan it replaced.

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

The following table presents a reconciliation of the Company's EBITDA and Adjusted EBITDA to the GAAP financial measure of net income for each of the periods indicated:

Net Income to EBITDA and Adjusted EBITDA Reconciliation for the Three Months Ended June 30, 2026 (Successor) and 2025 (Predecessor)

	Successor	Predecessor
	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	$ Change
	(in millions)	(in millions)
Net (loss) income	$(6.3)	$4.7	$(11.0)
Adjustments
Interest expense	4.4	5.5	(1.1)
Interest income	(0.1)	(0.1)	—
Depreciation and depletion	2.7	3.2	(0.5)
Amortization	7.3	0.4	6.9
EBITDA	8.0	13.7	(5.7)
Adjustments:
Transaction and integration costs(1)	1.8	0.2	1.6
Stock-based and unit-based compensation(2)	0.9	—	0.9
Write off of property, plant, and equipment(3)	0.1	—	0.1
Other(4)	—	0.1	(0.1)
Adjusted EBITDA	$10.8	$14.0	$(3.2)
(1)
Expenses incurred by US Salt and ContextLogic related to the US Salt Acquisition and searching for other potential acquisitions.
(2)
Stock-based and unit-based compensation incurred, which includes the US Salt long-term incentive plan and excludes $0.4 of stock-based compensation included within transaction and integration costs.
(3)
Write off of construction in progress that could not be realized into an asset.
(4)
Contains gain on foreign currency transactions and costs associated with the decommissioning and removal of certain manufacturing equipment and expenses unique to US Salt’s prior parent.

Net Income to EBITDA and Adjusted EBITDA Reconciliation for the Period from February 27, 2026 to June 30, 2026 (Successor), Period from January 1, 2026 to February 26, 2026 (Predecessor) and the Six Months Ended 2025 (Predecessor)

	Successor	Predecessor	Non-GAAP	Predecessor
	Period from February 27, 2026 to June 30, 2026	Period from January 1, 2026 to February 26, 2026	Combined Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	$ Change
	(in millions)	(in millions)	(in millions)	(in millions)
Net income	$9.0	$1.7	$10.7	$7.6	$3.1
Adjustments
Interest expense	6.2	3.0	9.2	10.8	(1.6)
Interest income	(0.1)		(0.1)		(0.1)
Income tax (benefit) provision	(41.9)	—	(41.9)	—	(41.9)
Depreciation and depletion	3.6	2.4	6.0	6.5	(0.5)
Amortization	9.7	0.3	10.0	0.8	9.2
EBITDA	(13.5)	7.4	(6.1)	25.7	(31.8)
Adjustments:
Recognition of inventory step-ups(1)	1.1	—	1.1	—	1.1
Transaction and integration costs(2)	22.5	0.1	22.6	0.2	22.4
Stock-based and unit-based compensation(3)	1.0	0.1	1.1	0.1	1.0
Write off of property, plant, and equipment(4)	0.1	—	0.1	—	0.1
Restructuring and severance(5)	—	—	—	0.3	(0.3)
Contingent loss accrual(6)	3.5	—	3.5	—	3.5
Other(7)	—	0.1	0.1	0.3	(0.2)
Adjusted EBITDA	$14.7	$7.7	$22.4	$26.6	$(4.2)
(1)
Increase in inventory to fair value as a result of the US Salt Acquisition.
(2)
Expenses incurred by US Salt and ContextLogic related to the US Salt Acquisition and searching for other potential acquisitions.
(3)
Stock-based and unit-based compensation incurred, which includes the US Salt long-term incentive plan and excludes $0.4 of stock-based compensation included within transaction and integration costs.
(4)
Write off of construction in progress that could not be realized into an asset.
(5)
Severance, transition, and retention costs associated with executive leadership changes.
(6)
Estimated contingent loss related to a legal matter. Refer to Note 14, Commitments and Contingencies, for further information.
(7)
Contains gain on foreign currency transactions and costs associated with the decommissioning and removal of certain manufacturing equipment and expenses unique to US Salt’s prior parent.

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

Free Cash Flow is cash flow from operations reduced by "Purchases of property, plant and equipment" ("Free Cash Flow"). The following is a reconciliation of Free Cash Flow to the most comparable GAAP cash flow measure, "Net cash provided by (used in) operating activities" for each of the periods indicated:

	Successor	Predecessor	Non-GAAP	Predecessor
	Period from February 27, 2026 to June 30, 2026	Period from January 1, 2026 to February 26, 2026	Combined Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
	(in millions)	(in millions)	(in millions)	(in millions)
Net cash (used in) provided by operating activities	$(19.8)	$1.8	$(18.0)	$12.1
Purchases of property, plant and equipment	$(2.3)	$(1.3)	$(3.6)	$(4.2)
Free Cash Flow	$(22.1)	$0.5	$(21.6)	$7.9
Net cash (used in) provided by investing activities	$(587.5)	$(1.3)	$(588.8)	$(4.2)
Net cash provided by (used in) financing activities	$401.0	$—	$401.0	$(7.9)

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

	Successor	Predecessor	Non-GAAP	Predecessor
	Period from February 27, 2026 to June 30, 2026	Period from January 1, 2026 to February 26, 2026	Combined Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
	(in millions)	(in millions)	(in millions)	(in millions)
Net cash (used in) provided by operating activities	$(19.8)	$1.8	$(18.0)	$12.1
Purchases of property, plant and equipment	$(2.3)	$(1.3)	$(3.6)	$(4.2)
Free Cash Flow	$(22.1)	$0.5	$(21.6)	$7.9
Principal repayments of term loan	$—	$—	$—	$(4.2)
Cash Flow less principal repayments of finance leases and repayment on term loan	$(22.1)	$0.5	$(21.6)	$3.7
Net cash (used in) provided by investing activities	$(587.5)	$(1.3)	$(588.8)	$(4.2)
Net cash provided by (used in) financing activities	$401.0	$—	$401.0	$(7.9)

Liquidity and Capital Resources

Sources of Liquidity

Liquidity is provided through cash flow from operations and availability under the revolving credit facility. As of June 30, 2026 and 2025, we remained in full compliance with our financial covenants, with sufficient headroom under the maximum leverage and fixed-charge coverage ratios. We had cash and cash equivalents of $11.0 million as of June 30, 2026, which were entirely held in cash deposits and money market funds and were held for working capital purposes. We believe that our existing cash, cash equivalents, and cash generation from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Capital Expenditures

Capital expenditures totaled approximately $1.8 million, $2.1 million, and $4.8 million for the period from February 27, 2026 to June 30, 2026 (Successor), the period from January 1, 2026 to February 26, 2026 (Predecessor), and the six months ended June 30, 2025 (Predecessor), respectively (including one-time investments of $0.3 million, $0.7 million, and $2.0 million, respectively). These amounts include expenditures related to several large, non-recurring maintenance and growth projects, including generator rebuilds, flood-mitigation initiatives, installation of a black-start backup generator to enhance power redundancy, and the new pool salt line project. As discussed elsewhere in this 10-Q filing, we also present capital expenditures excluding certain one-time investments in order to provide a more meaningful view of our ongoing maintenance and recurring capital requirements.

Material Cash Requirements

We expect to continue to fund its operations, working capital needs, and capital investments primarily through cash generated from operations and available capacity under its revolving credit facility.

Capital Expenditures

We expect capital expenditures of approximately $10.2 million in 2026 (Successor) due to the addition of two new wells with an estimated cost of $4.4 million. The Company expects average annual capital expenditures of approximately $6–$8 million over the next several years after 2026, consisting primarily of maintenance, reliability projects, and select growth initiatives.

Debt Service Obligations

As of June 30, 2026 (Successor), we are obligated to make quarterly principal payments of $0.5 million on our term loan starting September 30, 2026 through its February 2033 maturity, with the remaining principal due at maturity. Interest payments will vary based on SOFR-linked rates applicable to its credit facility. We do not anticipate material excess-cash-flow payments under its credit agreement based on current forecasts.

Lease Commitments

We have non-cancelable operating lease commitments for warehouses, offices, equipment, railcars, and finance leases for equipment. As of June 30, 2026 (Successor), remaining contractual lease payments were approximately $1.5 million, with approximately $0.7 million due within 12 months.

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

Cash Flows

	Successor	Predecessor	Predecessor
	Period from February 27, 2026 to June 30, 2026	Period from January 1, 2026 to February 26, 2026	Six Months Ended June 30, 2025
	(in millions)	(in millions)	(in millions)
Net cash (used in) provided by:
Operating activities	$(19.8)	$1.8	$12.1
Investing activities	$(587.5)	$(1.3)	$(4.2)
Financing activities	$401.0	$—	$(7.9)

Net Cash Used in Operating Activities

Net cash used in our operating activities for the period from February 27, 2026 to June 30, 2026 (Successor) was $19.8 million. This cash use for the period was primarily driven by cash expenses related to the our acquisition of US Salt, reflected as transaction expenses on our Condensed Consolidated Statements of Operations.

Net cash provided by our operating activities for the period from January 1, 2026 to February 26, 2026 (Predecessor) was $1.8 million, driven by our net income of $1.7 million.

Net cash provided by our operating activities for the six months ended June 30, 2025 (Predecessor) was $12.1 million. This was driven by our net income of $7.6 million and depreciation, depletion and amortization of $7.3 million, which was partially offset by a $3.9 million of outflow related to operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in our investing activities for the period from February 27, 2026 to June 30, 2026 (Successor) was $587.5 million. This was driven by $585.2 million spent acquiring US Salt, net of cash acquired.

Net cash used in our investing activities for the period from January 1, 2026 to February 26, 2026 (Predecessor) was $1.3 million. This was primarily due to $1.3 million in purchases of property, plant, and equipment.

Net cash used in our investing activities for the three months ended June 30, 2025 (Predecessor) was $4.2 million. This was primarily due to $4.2 million spent on purchases of plant, property, and equipment.

Net Cash Provided By (Used in) Financing Activities

Net cash provided by our financing activities for the period from February 27, 2026 to June 30, 2026 (Successor) was $401.0 million primarily due to $215 million proceeds from issuance of debt, $114.8 million from the rights offering and related backstops associated with the US Salt Acquisition, and $75 million from issuance of noncontrolling interests.

Net cash used in our financing activities for the period from January 1, 2026 to February 26, 2026 (Predecessor) was immaterial due to the period only having immaterial payments of the finance leases' principal amounts.

Net cash used in our financing activities for the three months ended June 30, 2025 (Predecessor) was $7.9 million primarily due to $4.2 million repayment of principal on term loans and $3.5 million of member distributions.

Contractual and Other Obligations

Debt obligations

Under the Wilmington Trust Credit Agreement, our debt obligations consist of a $215.0 million term loan and an up to $25.0 million revolving line of credit.

Leases

We lease warehouses, office space, and equipment under long-term lease agreements. The leases consist of operating leases expiring in various years through 2030, as well as standard operating leases for railcars, vehicles, and office space. As of June 30, 2026 (Successor), the future minimum lease payments required under these leases totaled $1.5 million, with $0.7 million payable within 12 months.

Off Balance Sheet Arrangements

We do not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

In addition to our current critical accounting policies as described in our 2025 Form 10-K, filed with the SEC on March 5, 2026, with the acquisition of US Salt, we have the following additional critical accounting policies for revenue and inventories. These policies require significant judgment or estimate by management.

Revenue Recognition

Our revenue is primarily generated from the sale of salt products to customers including nationwide retailers, pharmaceutical companies, food service operators, and independent distributors. Those sales predominantly contain a single performance obligation and revenue is recognized at a point in time when ownership, risks and rewards transfer, which can be on the date when the product is shipped or delivered to the customer based upon applicable shipping terms. Revenue is reported as net revenue and is measured as the determinable transaction price, net of any variable consideration such as discounts, rebates, sales incentives, rights to return product and any taxes collected from customers and remitted to government authorities. We use the most likely amount method to determine the variable consideration including discounts, rebates, and sales returns and allowances, which is treated as a reduction in revenue when product revenue is recognized. We review and update the estimates and related accruals of variable consideration at the end of each reporting period based on the terms of the agreements, historical experience, and any recent changes in the market. The actual amounts paid may be different from such estimates. These differences, which have historically not been significant, are recognized as a change in management estimate in a subsequent period.

Inventories

Our inventories include salt inventories, packaging, supplies, and maintenance materials, which are valued at the lower of cost or net realizable value using a first-in, first out method. We monitor inventory levels and adjusts valuation for slow-moving, shrinkage, obsolescence, and markdowns. We account for slow-moving or obsolete inventory with a reserve that is established based on management’s estimates of the net realizable value of the related products at the end of each reporting period.

Recent Accounting Pronouncements

See Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q for a full description of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a "smaller reporting company," as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding required disclosure.

Our President and Chief Financial Officer, with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on that evaluation, and as a result of the material weakness in internal control over financial reporting described below, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026.

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

Changes in Internal Control Over Financial Reporting

Other than the integration of US Salt and the related ongoing changes in internal control over financial reporting being implemented as part of the remediation measures described above, there were no changes in our internal control over financial reporting during the period from February 27, 2026 to June 30, 2026 (Successor) or the period from January 1, 2026 to February 26, 2026 (Predecessor) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth under Note 14, Commitments and Contingencies, in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, is incorporated herein by reference.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties set forth below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes, and in our Annual Report on Form 10-K for the year ended December 31, 2025, before making a decision to invest in our common stock. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect our business. These risk factors could materially and adversely affect our business, financial condition and results of operations, and the market price of our common stock could decline. These risk factors do not identify all risks that we face – our financial condition and/or operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our financial conditions and/or operations. Other than as described below, there have been no additional material changes from the risk factors previously disclosed under the heading "Risk Factors" in Part I, Item 1A of our 2025 Form 10-K and the risk factors previously disclosed under the heading "Risk Factors." in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, filed with the SEC on May 15, 2026.

Risks Related to the Gaylord Chemical Acquisition, Backstop Agreements, and Financings

On August 4, 2026, Holdings entered into a Stock Purchase Agreement (the “Purchase Agreement”) with EagleTree-Gaylord Management Investment, L.P., a Delaware limited partnership (“Seller”), EagleTree-Gaylord Holdings Corp., a Delaware corporation (the “Target Company”), and GCH Buyer, Inc., a Delaware corporation and indirect, wholly-owned subsidiary of Holdings (“Buyer”). The Purchase agreement provides that, following satisfaction or waiver of certain conditions, Buyer will purchase from Seller all of the outstanding shares of the Target Company (the “Gaylord Chemical Acquisition”) for $850 million in cash, subject to customary adjustments. See Note 21 of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

If we consummate the Gaylord Chemical Acquisition, we and Gaylord Chemical may incur significant cost, time, effort and attention on integration and the development of necessary support. These may hinder our ability to realize the expected benefits of the Gaylord Chemical Acquisition.

Gaylord Chemical maintains its own sales, marketing, product development, manufacturing and other administrative teams, legal, purchasing, information technology (“IT”), tax and certain other financial and operating services such as human resources (“HR”), insurance and treasury. Gaylord Chemical will continue to operate independently from ContextLogic until closing of the Gaylord Chemical Acquisition.

While we intend to operate Gaylord Chemical predominantly as a stand-alone business with substantially the same organizational structure, operations, management team, employees and locations as are presently used in Gaylord Chemical, the success of the Gaylord Chemical Acquisition will substantially depend on our ability to incorporate Gaylord Chemical into the Company and support its business needs, as well as to effectively manage this business. Such challenges include (i) the integration of Gaylord Chemical into our accounting reporting system and functions, (ii) the development, adaptation and maintenance of the operating and administrative support systems historically provided by Gaylord Chemical on which Gaylord Chemical has relied, including legal, purchasing, IT, tax, HR, insurance and treasury, and (iii) the ability of Gaylord Chemical and management to adapt to our policies, procedures and support systems.

If the Gaylord Chemical Acquisition is consummated, incorporation of, and development of the necessary support for, Gaylord Chemical could be a lengthy process, requiring substantial expenditures by the Company, as well as significant time, effort and attention from the management teams and key employees of both the Company and Gaylord Chemical. Such demands could divert needed resources from both businesses. Further, these challenges could result in the loss of key employees, disruption of the ongoing businesses and relationships with customers, suppliers and other third parties, diversion of management and corporate attention to integration issues, tax costs and inefficiencies, and inconsistencies in standards, controls, IT systems, accounting systems, procedures, policies, Sarbanes-Oxley controls and other administrative systems. If any of these factors limit our ability to integrate Gaylord Chemical successfully or on a timely basis, we may not achieve the strategic, operational, financial and other benefits anticipated to result from the Gaylord Chemical Acquisition to the fullest extent, on a timely basis or at all.

Beyond the purchase price, potential termination penalties, and the cost of our diligence and preparation associated with the Gaylord Chemical Acquisition, we will incur significant transaction and integration costs in connection with the Gaylord Chemical Acquisition and significant fees in connection with any delays in closing.

In addition to the purchase price, we will incur significant transaction costs in connection with the Gaylord Chemical and the Financings. Among these costs are fees or reimbursement of expenses under each of the Financings, including, notably, commitment, funding, duration, agency, and administration fees to the parties providing the Financings. Significant costs have been incurred and are expected to be incurred prior to the closing of the Gaylord Chemical Acquisition, including related to legal, accounting, diligence and other transaction fees and expenses.

There can be no assurance that the conditions to closing set forth in the Purchase Agreement or each of the Financings will be met or waived on the applicable timelines, or at all. As a result, we or our affiliates may incur significant costs or interest associated with any delays. Further, any delay in the closing of the Gaylord Chemical Acquisition will increase the related transaction costs. The substantial majority of these costs will be nonrecurring expenses related to the Gaylord Chemical Acquisition.

While we satisfy the closing conditions and pursue the Financings for the Gaylord Chemical Acquisition, we and Gaylord Chemical will be subject to business uncertainties that could adversely affect our and their businesses. Delays in closing the Gaylord Chemical Acquisition could exacerbate these uncertainties and adverse effects.

Uncertainty about the effect of the Gaylord Chemical Acquisition on the employees and customers of both the Company and Gaylord Chemical may have an adverse effect on us and Gaylord Chemical and, consequently, on the combined company. Although we and Gaylord Chemical intend to take actions to reduce any adverse effects during the time period before closing, these uncertainties may impair our and their ability to attract, retain and motivate key personnel until the Gaylord Chemical Acquisition is completed and for a period of time thereafter. These uncertainties could cause customers, suppliers and others that deal with Gaylord Chemical, and to a lesser degree, our business, to seek to change existing business relationships with the two companies. Alternately, it could cause third parties who are considering doing business with us or Gaylord Chemical to delay taking action until the outcome of the Gaylord Chemical Acquisition or the Financings is known. Employee retention could be reduced during the pendency of the Gaylord Chemical Acquisition, as employees of the Company or Gaylord Chemical may experience uncertainty about their future roles with the combined company. If, despite retention and business partner management efforts, we or Gaylord Chemical lose key employees or customer/supplier relationships because of concerns relating to the uncertainty and difficulty of the integration process or a desire not to remain with the combined company, the business, operations, prospects and financial results of the combined company could be harmed.

If the Gaylord Chemical Acquisition is completed, as owner, we will operate a large entity in an industry and locations in which we do not currently operate, subject to additional regulations, risks and uncertainties that we have not previously faced. These could exceed our expectations and have a negative impact on our financial condition and results of operations.

If the Gaylord Chemical Acquisition is consummated, the size of the Company and our operating segments following the transaction will change compared with our current operations. As a result, any risk or uncertainty that is significant to Gaylord Chemical will also be significant to us and have a negative effect on our financial condition and results of operations.

If Gaylord Chemical is unable to maintain compliance with U.S. federal, state and non-U.S. regulatory requirements, we could incur substantial costs, including fines, civil penalties and criminal sanctions, or costs associated with upgrades to improve facilities or changes in manufacturing processes in order to achieve and maintain regulatory compliance. While we intend to operate Gaylord Chemical largely as a stand-alone business, our results of operations, financial condition and stock price will depend on how Gaylord Chemical can handle its business risks and uncertainties. These risks and uncertainties may exceed our expectations, and it may take time for us to mitigate them.

The market price of our Common Stock after the Gaylord Chemical Acquisition may be affected by factors different from those affecting our shares currently.

Our current business differs from Gaylord Chemical in several ways, including industry, geographic area, and applicable regulations. As a result, if the Gaylord Chemical Acquisition is consummated, the results of operations of the combined company and the market price of shares of our Common Stock may be affected by factors different from those currently affecting our results of operations.

The Gaylord Chemical Acquisition may not be accretive to earnings and if not accretive, may cause dilution to our earnings per share.

We currently anticipate that the Gaylord Chemical Acquisition will be accretive to our adjusted earnings per share in the first complete fiscal year following its consummation. This expectation is based on our preliminary estimates, which may change materially. We may encounter additional or unforeseen transaction and integration-related costs, or we may fail to realize all of the anticipated benefits of the Gaylord Chemical Acquisition. Any of these factors could cause a decrease in our adjusted earnings per share or decrease or delay the expected accretive effect of the Gaylord Chemical Acquisition and contribute to a decrease in the price of our Common Stock.

Our acquisition of Gaylord Chemical may expose us to unknown or contingent liabilities for which we will not be adequately indemnified.

The entities that we will acquire in the Gaylord Chemical Acquisition may have unknown or contingent liabilities, including liabilities for failure to comply with environmental and other laws and regulations, and for litigation or other claims. The Purchase Agreement does not include indemnification provisions and, generally, Gaylord Chemical will not be obligated to indemnify us. Based on these provisions we may incur material liabilities for the past activities of Gaylord Chemical. Such liabilities and related legal or other costs and/or resulting reputational damage could negatively impact our business, financial condition and results of operations.

The proposed Financings in connection with the Gaylord Chemical Acquisition and future debt financing arrangements that we or our subsidiaries may enter into otherwise, may contain various covenants that limit our ability to take certain actions and also require us to meet financial maintenance tests. Failure to comply with these limits could have a material adverse effect on our operations, business and financial results.

Gaylord Chemical will have additional borrowing capacity under the Financings to finance a portion of the Gaylord Chemical Acquisition. Interest costs related to this indebtedness will be substantial. The facilities pursuant to the Financings and the instruments governing our other future indebtedness contain, or will contain, certain customary restrictions, covenants, provisions for mandatory repayment upon the occurrence of certain events, and provisions for events of default that will require us or Gaylord Chemical to satisfy certain financial tests and maintain certain financial ratios, restrict our or Gaylord Chemical’s ability to engage in specified types of transactions, and otherwise limit the distributions of funds from Gaylord Chemical to us. This overall leverage and the terms of our financing arrangements could:

•
limit the ability to pay dividends;
•
make it more difficult to satisfy obligations under the terms of this indebtedness;
•
limit the ability to refinance this indebtedness on terms acceptable to Gaylord Chemical or us, or at all;
•
limit the flexibility to plan for and adjust to changing business and market conditions in the industries in which we or Gaylord Chemical operate and increase the vulnerability to general adverse economic and industry conditions;
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

With respect to the Gaylord Chemical Acquisition, if consummated, challenges with integration, the industry, operations and other business, market and acquisition-related risks, as well as various uncertainties and events beyond our control, could affect our ability to comply with such restrictions and covenants. Failure to comply with any of the restrictions and covenants in our existing or future financing arrangements could result in a default under those arrangements and under other arrangements containing cross-default provisions.

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

We do not currently control Gaylord Chemical and will not control Gaylord Chemical until the completion of the Gaylord Chemical Acquisition.

We will not control Gaylord Chemical unless and until the Gaylord Chemical Acquisition is completed. The Purchase Agreement imposes certain customary limitations on how Gaylord Chemical may be managed while the Gaylord Chemical Acquisition is pending, but there can be no assurance that Gaylord Chemical will be operated in the same way as it would be under our control.

Impairment of Gaylord Chemical’s intangible assets could result in significant charges that could adversely impact our future operating results.

Gaylord Chemical is expected to have significant intangible assets, including goodwill, which are susceptible to impairment charges as a result of changes in various factors or conditions. As has been our past practice with our other operating subsidiaries, we will assess the potential impairment of goodwill and indefinite-lived intangible assets on an annual basis, as well as whenever events or changes in circumstances indicate that the carrying value may exceed fair value. We will assess finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value may exceed fair value. Adverse changes in the operations of our businesses or other unforeseeable factors could result in an impairment charge in future periods that could adversely impact our results of operations and financial position in that period.

Item 6. Exhibits.

Exhibit Number	Description

2.1

Stock Purchase Agreement, dated August 4, 2026, by and among ContextLogic Holdings, LLC, Salt Management Aggregator, LLC, EagleTree-Gaylord Management Investment, L.P., EagleTree-Gaylord Holdings Corp. and GCH Buyer, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2026).

3.1*	Second Amended and Restated Certificate of Incorporation of Easter Parent, Inc., a Delaware corporation, effective July 14, 2026.

3.2

Amended and Restated Bylaws of ContextLogic Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on August 7, 2025).

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2026).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ContextLogic Holdings Inc.

Date: August 13, 2026	By:	/s/ Mark Ward
Mark Ward
President
(Principal Executive Officer)
	By:	/s/ Scott Stewart
Scott Stewart
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)