Form 10-Q
period 2026-09-30
ContextLogic Holdings Inc.
filed 2026-11-09
CIK 2064307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 31, 2026, the number of shares of the registrant’s common stock outstanding was 45,753,716.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

CONTEXTLOGIC HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in millions, units and shares in thousands, except par value)

(Unaudited)

	Successor	Predecessor

	As of September 30,	As of December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$9.7	$10.8
Accounts receivable, net	14.2	12.1
Inventories	14.7	10.9
Prepaid expenses and other current assets	4.3	1.0
Total current assets	42.9	34.8
Property, plant and equipment, net	395.0	321.4
Goodwill	148.5	28.1
Intangibles, net	371.0	16.8
Operating lease right-of-use assets	0.7	1.1
Finance lease right-of-use assets	1.0	0.4
Other inventories	5.8	5.2
Total assets	$964.9	$407.8
Liabilities, Members' Equity and Stockholders’ Equity
Current liabilities:
Accounts payable	$9.7	$8.4
Accrued liabilities	17.4	6.4
Current maturities of long- term debt	2.2	2.3
Current portion of operating lease liability	0.5	0.7
Current portion of finance lease liability	0.2	0.1
Total current liabilities	30.0	17.9
Long-term debt, net of current maturities	208.9	203.1
Long-term portion of operating lease liability	0.2	0.5
Long-term portion of finance lease liability	0.8	0.3
Asset retirement obligations	0.9	0.8
Other noncurrent liabilities	1.7	—
Total liabilities	242.5	222.6
Commitments and contingencies (Note 14)
Members' equity (Predecessor):
Members’ units, Class A: 191 units issued and outstanding as of December 31, 2025		181.0
Members’ units, Class B: 3 units issued and outstanding as of December 31, 2025		1.5
Subscription note receivable		(0.1)
Retained earnings		1.0
Noncontrolling parent interest		1.8
Total members' equity		185.2
Stockholders’ equity (Successor):
Preferred stock, $0.0001 par value: 100,000 shares authorized as of September 30, 2026; No shares issued and outstanding as of September 30, 2026	—
Common stock, $0.0001 par value: 3,000,000 shares authorized as of September 30, 2026; 45,754 shares issued and outstanding as of September 30, 2026	—
Additional paid-in capital	3,635.9
Accumulated deficit	(3,357.2)
Total stockholders’ equity	278.7
Noncontrolling interest (Note 15)	443.7
Total members' equity and stockholders' equity	722.4	185.2
Total liabilities, members' equity and stockholders’ equity	$964.9	$407.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, units and shares in thousands, except per unit and share data)

(Unaudited)

	Successor		Predecessor

	Three Months Ended September 30, 2026	Period from February 27, 2026 to September 30, 2026	Period from January 1, 2026 to February 26, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Net sales	$32.2	$77.9	$20.3	$32.2	$98.3
Cost of sales	20.6	50.0	13.2	20.6	61.1
Gross profit	11.6	27.9	7.1	11.6	37.2
Operating expenses:
Selling expense	1.0	2.4	0.7	0.9	2.9
General and administrative	12.6	31.8	1.6	2.3	7.3
Transaction expenses	6.8	29.3	0.1	0.1	0.3
Total operating expenses	20.4	63.5	2.4	3.3	10.5
(Loss) income from operations	(8.8)	(35.6)	4.7	8.3	26.7
Other income (expenses):
Interest and other income	0.1	0.2	—	—	—
Interest and other expense, net	(4.6)	(10.8)	(3.0)	(5.3)	(16.1)
(Loss) income before income tax expense (benefit)	(13.3)	(46.2)	1.7	3.0	10.6
Income tax expense (benefit)	0.1	(41.8)	—	—	—
Net (loss) income	(13.4)	(4.4)	1.7	3.0	10.6
Net income attributable to noncontrolling interest (Note 15)	—	—	—	0.1	0.1
Net income attributable to Parent Holdings Class A unitholders (Predecessor)			$1.7	$2.9	$10.5
Net loss attributable to common stockholders (Successor)	$(13.4)	$(4.4)
Net income per unit attributable to Class A units, basic and diluted (Predecessor)			$8.91	$15.19	$55.00
Basic and diluted weighted average Class A units outstanding (Predecessor)			190.9	190.9	190.9
Net loss per share attributable to common stockholders, basic (Successor)	$(0.29)	$(0.10)
Net loss per share attributable to common stockholders, diluted (Successor)	$(0.29)	$(0.10)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic (Successor)	45,753	45,735
Weighted-average shares used in computing net loss per share attributable to common stockholders, diluted (Successor)	45,753	45,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY AND STOCKHOLDERS’ EQUITY

($ in millions, units and shares in thousands)

(Unaudited)

	Successor
	Three Months Ended September 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount
Balances as of June 30, 2026	45,743.7	$—	$3,635.6	$—	$(3,343.8)	$443.7	$735.5
Issuance of common stock upon settlement of restricted stock units	10.0	—	—	—	—	—	—
Stock-based compensation	—	—	0.3	—	—	—	0.3
Net loss	—	—	—	—	(13.4)	—	(13.4)
Balances as of September 30, 2026	45,753.7	$—	$3,635.9	$—	$(3,357.2)	$443.7	$722.4

	Predecessor
	Three Months Ended September 30, 2025
	Class A Member Units		Class B Member Units		Subscription Note Receivable	Accumulated Deficit	Noncontrolling Parent Interest	Total Members' Equity
	Units	Amount	Units	Amount
Balances as of June 30, 2025	191.0	$181.0	2.7	$1.2	$(0.1)	$(2.6)	$1.7	$181.2
Unit-based compensation expense	—	—	0.5	0.2	—	—	—	0.2
Net income	—	—	—	—	—	2.9	0.1	3.0
Balances as of September 30, 2025	191.0	$181.0	3.2	$1.4	$(0.1)	$0.3	$1.8	$184.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY AND STOCKHOLDERS’ EQUITY

($ in millions, units and shares in thousands)

(Unaudited)

	Predecessor
	Period from January 1, 2026 to February 26, 2026
	Class A Member Units		Class B Member Units		Subscription Note Receivable	Retained Earnings	Noncontrolling Parent Interest	Total Members' Equity
	Units	Amount	Units	Amount
Balances as of January 1, 2026	190.9	$181.0	3.4	$1.5	$(0.1)	$1.0	$1.8	$185.2
Collection of subscription note receivable	—	—	—	—	0.1	—	—	0.1
Unit-based compensation expense	—	—	0.4	0.1	—	—	—	0.1
Net income	—	—	—	—	—	1.7	—	1.7
Balances as of February 26, 2026	190.9	$181.0	3.8	$1.6	$—	$2.7	$1.8	$187.1

	Successor
	Period from February 27, 2026 to September 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount
Balances as of February 27, 2026	26,941.2	$—	$3,484.3	$—	$(3,352.8)	$—	$131.5
Issuance of common stock upon settlement of restricted stock units	113.5	—	—	—	—	—	—
Stock-based compensation	—	—	0.9	—	—	—	0.9
Net loss	—	—	—	—	(4.4)	—	(4.4)
Issuance of common stock - US Salt Acquisition	15,480.4	—	123.9	—	—	—	123.9
Issuance of Noncontrolling interest - US Salt Acquisition	—	—	—	—	—	201.4	201.4
Issuance of common stock - Rights Offering	3,218.6	—	25.5	—	—	—	25.5
Issuance of subsidiary membership units - Rights Offering backstop	—	—	—	—	—	89.3	89.3
Conversion of redeemable noncontrolling interest to noncontrolling interest	—	—	—	—	—	153.0	153.0
Deferred taxes arising from changes in ownership	—	—	1.3	—	—	—	1.3
Balances as of September 30, 2026	45,753.7	$—	$3,635.9	$—	$(3,357.2)	$443.7	$722.4

	Predecessor
	Nine Months Ended September 30, 2025
	Class A Member Units		Class B Member Units		Subscription Note Receivable	Accumulated Deficit	Noncontrolling Parent Interest	Total Members' Equity
	Units	Amount	Units	Amount
Balances as of January 1, 2025	191.0	$184.5	2.2	$1.2	$(0.2)	$(10.2)	$1.7	$177.0
Members' distributions	—	(3.5)	—	—	—	—	—	(3.5)
Collection of subscription note receivable	—	—	—	—	0.1	—	—	0.1
Unit-based compensation expense	—	—	1.2	0.4	—	—	—	0.4
Repurchase of units	—	—	(0.2)	(0.2)	—	—	—	(0.2)
Net income	—	—	—	—	—	10.5	0.1	10.6
Balances as of September 30, 2025	191.0	$181.0	3.2	$1.4	$(0.1)	$0.3	$1.8	$184.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

(Unaudited)

	Successor	Predecessor

	Period from February 27, 2026 to September 30, 2026	Period from January 1, 2026 to February 26, 2026	Nine Months Ended September 30, 2025
Cash flows from operating activities:
Net (loss) income	$(4.4)	$1.7	$10.6
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	23.5	2.7	11.3
Deferred income tax	(41.8)	—	—
Unit/Stock-based compensation	0.9	0.1	0.4
Long-term incentive plan expense	1.7	—	—
Other	1.1	0.2	1.2
Changes in operating assets and liabilities:
Accounts receivable, net	(0.8)	(1.3)	0.7
Inventories	(2.1)	(0.7)	(0.4)
Prepaid expenses and other current assets	(0.8)	0.1	(0.3)
Other inventories	(0.5)	—	(0.8)
Accounts payable	(3.1)	(1.0)	(1.1)
Operating lease liability	(0.5)	(0.1)	(0.6)
Accrued liabilities	10.7	0.1	0.2
Net cash (used in) provided by operating activities	(16.1)	1.8	21.2
Cash flows from investing activities:
Purchases of property, plant and equipment	(4.3)	(1.3)	(6.1)
Acquisition of businesses, net of cash acquired	(585.8)	—	—
Net cash used in investing activities	(590.1)	(1.3)	(6.1)
Cash flows from financing activities:
Proceeds from issuance of common stock from the backstopped rights offering, net of cost	25.5	—	—
Proceeds from issuance of subsidiary membership units from the backstopped rights offering	89.3	—	—
Proceeds from issuance of subsidiary membership units, prior to conversion (Note 15)	75.0	—	—
Proceeds from issuance of long-term debt	215.0	—	—
Payment of debt issuance costs	(3.6)	—	—
Repayment of principal on term loan	(0.5)	—	(12.7)
Repayment of principal of finance lease obligations	(0.1)	—	(0.1)
Members' distributions	—	—	(3.5)
Proceeds from collection of unit subscription receivable	—	—	0.1
Repurchase of units	—	—	(0.2)
Other	(0.2)	—	—
Net cash provided by (used in) financing activities	400.4	—	(16.4)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(205.8)	0.5	(1.3)
Cash, cash equivalents, and restricted cash at beginning of period	217.3	10.8	7.4
Cash, cash equivalents, and restricted cash at end of period	$11.5	$11.3	$6.1
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$9.7	$11.3	$6.1
Restricted cash included within prepaid expenses and other current assets in the consolidated balance sheets	1.8	—	—
Total cash, cash equivalents and restricted cash	$11.5	$11.3	$6.1
Supplemental cash flow disclosures:
Cash paid for income taxes, net of refunds	$—	$—	$—
Cash paid for interest	$10.3	$—	$15.9
Supplemental noncash investing and financing activities:
Property, plant and equipment in accounts payable	$1.1	$0.5	$1.2
Equity exchanged for ownership in US Salt (Note 3)	$325.2	$—	$—

Conversion of redeemable noncontrolling interest to noncontrolling interest (Note 15)	$153.0	$—	$—
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$—	$—	$0.3
Finance leases	$0.7	$—	$0.1

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

ContextLogic Holdings Inc. and its consolidated subsidiaries are referred to herein collectively as "ContextLogic," the "Company," "we," "our," or "us."

The US Salt Acquisition

On February 26, 2026, ContextLogic Holdings, LLC, a Delaware limited liability company and majority owned subsidiary (“Holdings”) acquired US Salt Parent Holdings, LLC, a New York based company ("US Salt"), pursuant to the terms of the Purchase Agreement ("Purchase Agreement", such acquisition the "US Salt Acquisition"). US Salt is a leading producer, packager, and distributor of evaporated and specialty salt products originally founded in 1893. The US Salt Acquisition is accounted for as a business combination under Accounting Standards Codification ("ASC") Topic 805, Business Combinations, using the acquisition method of accounting, and ContextLogic has been determined to be the accounting acquirer. Refer to Note 3, Business Combinations, for more information.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company’s December 31, 2025 Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates, assumptions, and judgements that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period in the condensed consolidated financial statements and accompanying notes. Management evaluates these estimates on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions. Significant changes, if any, in those estimates and assumptions will be reflected in the consolidated financial statements in future periods.

These estimates, assumptions, and judgements include, but are not limited to, revenue recognition, impairment analysis of goodwill, depletion of salt reserves, impairment of long-lived assets and finite-lived intangible assets, fair value of financial instruments, contingent liabilities, and uncertain tax positions.

Summary of Significant Accounting Policies

US Salt Long-Term Incentive Plan

The Company accounts for awards under the US Salt 2026 Long-Term Incentive Plan (the “LTIP”) in accordance with ASC 718, Compensation—Stock Compensation. Because the LTIP awards may be settled in cash, a variable number of shares, other equity instruments, or some combination of the three based on a monetary value determined by reference to EBITDA performance rather than the fair value of the Company’s common stock or other equity instruments, the awards are classified as liability awards. Liability-classified awards are remeasured at fair value at each reporting period until settlement, with changes in fair value recognized as stock-based compensation expense in the Condensed Consolidated Statement of Operations over the requisite service period, to the extent achievement of the applicable performance condition is considered probable.

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

The Company can, at times, be subject to a concentration of credit risk with respect to outstanding accounts receivable. The Company’s customers are located throughout the United States through various channels including national retail chains, pharmaceutical companies, food service operators, and independent distributors. Although the Company generally grants credit without collateral, management believes that its contract acceptance, billing and collection policies are adequate to minimize material credit risk. The Company has one major customer which accounted for 13.9% and 10.7% of accounts receivable as of September 30, 2026 (Successor) and December 31, 2025 (Predecessor), respectively. The Company also has one major customer, which accounts for 15.3%, 14.7%, 12.3%, 14.1%, and 13.3% of net sales for the three months ended September 30, 2026 (Successor), the period from February 27, 2026 to September 30, 2026 (Successor), the period from January 1, 2026 to February 26, 2026 (Predecessor), and the three and nine months ended September 30, 2025 (Predecessor), respectively.

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

Construction in Process ("CIP") represents the accumulated costs of construction and development for assets that are not yet completed and ready for their intended use. CIP is recorded as property, plant and equipment in the condensed consolidated financial statements and is not depreciated until the asset is placed into service. Borrowing costs are recognized, as an expense, in the period in which they are incurred, except to the extent that they are capitalized. Borrowing costs that are directly attributable to the acquisition, construction or production of a qualifying asset are capitalized as part of the cost of that asset when it is probable that they will result in future economic benefits to the entity and that the costs can be measured reliably. The Company did not capitalize any interest cost for the three months ended September 30, 2026 (Successor) and capitalized insignificant amounts of interest cost for the three months ended September 30, 2025 (Predecessor). The Company capitalized insignificant amounts of interest cost for the period from February 27, 2026 to September 30, 2026 (Successor) and the period from January 1, 2026 to February 26, 2026 (Predecessor), and capitalized interest costs of $0.2 million for the nine months ended September 30, 2025 (Predecessor). Borrowing costs that are not directly attributable to the acquisition, construction or production of a qualifying asset are recognized in profit or loss.

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

Leases with an initial term of 12 months or less are not recorded on the Condensed Consolidated Balance Sheets. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company accounts for lease and non-lease components, principally common area maintenance for its facilities leases, as a single lease component for its facilities leases. Variable lease costs represent additional expenses incurred by the Company that are not included in the lease payment. Variable lease costs include maintenance charges, taxes, insurance, and other similar costs, and are recorded within cost of sales and general and administrative expense on the Condensed Consolidated Statements of Operations.

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

Environmental cost

Environmental costs, other than those of a capital nature, are accrued at the time when exposure becomes known, and costs can be reasonably estimated. Costs are accrued based upon management’s estimates of all direct costs. Amounts accrued for environmental matters were not material as of September 30, 2026 (Successor) and December 31, 2025 (Predecessor).

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

There were no impairment indicators of long-lived assets or finite-lived intangibles for the period from February 27, 2026 to September 30, 2026 (Successor), the period from January 1, 2026 to February 26, 2026 (Predecessor), and the nine months ended September 30, 2025 (Predecessor).

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

Net income per unit (Predecessor only)

As of December 31, 2025 (Predecessor), US Salt had outstanding subscription notes receivable from members when certain USPH Class A units were issued. US Salt concluded that it 1) could cancel the USPH Class A units if the member defaulted on the subscription notes receivable and (2) intended to exercise this cancellation right. For net income per unit calculation purposes, US Salt treated the unpaid USPH Class A units that were issued and legally outstanding in the same manner as an option. The unpaid USPH Class A units were issued and legally outstanding and had the same distribution and participation rights as the paid USPH Class A units. Net income per unit for the three and nine months ended September 30, 2025 (Predecessor) was calculated using the two-class method. The two-class method required an allocation of earnings to all securities (USPH Class A units and USPH Class B units) that participated in net income to the extent that each such security was able to share in US Salt's earnings. Basic net income per unit was calculated by dividing net income attributable to Parent Holdings Class A members by the weighted average number of USPH Class A units.

Diluted net income per unit for the three and nine months ended September 30, 2025 (Predecessor) was calculated by applying the two-class method for participating securities and then incorporating the dilutive effects of other potential USPH Class A units, determined using the treasury stock method, to arrive at the most dilutive net income per unit. The two-class method used net income available to Class A members and assumed conversion of all potential units other than the participating securities. There were no dilutive securities outstanding as of December 31, 2025 (Predecessor).

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

US Salt Acquisition

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

During the period from February 27, 2026 to September 30, 2026 (Successor) and the period from January 1, 2026 to February 26, 2026 (Predecessor), the Company incurred $21.2 million and $0.1 million, respectively, of transaction costs related to the acquisition of US Salt. These expenses are included in transaction expenses on the Company's Condensed Consolidated Statements of Operations for each respective period.

During the three months ended September 30, 2026, the Company paid $0.6 million of additional consideration to the sellers upon final settlement of the closing net working capital adjustment, as provided in the Purchase Agreement. This increased the purchase price and goodwill.

The fair value of the total consideration transferred, including the additional consideration paid during the three months ended September 30, 2026, was determined as follows:

Fair Value Consideration Transferred
(in millions)
Payments made to the Seller Parties
Cash consideration	$387.4
Repayment of US Salt debt	209.7
Total cash consideration	597.1
Rollover equity	325.2
Total equity consideration	325.2
Total consideration	$922.3

The equity consideration was calculated based on the number of shares issued at $8.00 per share and determined as follows:

Fair Value Equity Consideration
($ in millions, shares in thousands)
ContextLogic common shares issued to consummate the US Salt Acquisition	15,480.4
Holdings preferred units issued to consummate the US Salt Acquisition	25,175.6
Total shares issued	40,656.0
Price per share issued	$8.00
Fair value of the equity consideration	$325.2

The Company has applied the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, and recognized assets acquired and liabilities assumed at their fair values as of the Closing Date, with the excess consideration transferred recorded to goodwill. The Company is continuing to obtain information to complete its valuation of certain assets and liabilities. Preliminary estimates have been recorded and additional adjustments may be recorded to the fair value of intangible assets, property, plant and equipment, goodwill and deferred income taxes among other items during the measurement period, a period not to exceed 12 months from the Closing Date. During the three months ended September 30, 2026, the Company recorded a measurement period adjustment to increase the fair value of acquired property, plant and equipment by $0.1 million, based on the final valuation. This adjustment resulted in a corresponding decrease to goodwill of $0.1 million.

The following table summarizes the preliminary acquisition date fair value of tangible and intangible assets acquired, net of liabilities assumed as part of the US Salt Acquisition:

Fair Value
(in millions)
Cash and cash equivalents	$11.3
Prepaid expenses and other current assets	0.9
Accounts receivable	13.4
Inventory	12.7
Property, plant and equipment	396.8
Intangible assets	388.0
Right-of-use asset	1.5
Other noncurrent assets	5.2
Total assets	829.8
Accrued liabilities	4.2
Accounts payable	6.8
Current portion of lease liability	0.7
Current maturities of long-term debt	0.3
Deferred tax liability	43.2
Lease liabilities, non-current	0.8
Net assets acquired	773.8
Goodwill	148.5
Total net assets acquired	$922.3

The details on the methodology and significant inputs used for fair value of valuation are outlined below.

Goodwill

Preliminary allocation of consideration transferred resulted in $148.5 million in goodwill. The goodwill is amortizable for tax purposes. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the acquisition.

Inventory

The fair value of inventory was determined by the market selling price of the inventory, less the remaining manufacturing and selling costs and a normal profit margin on those manufacturing and selling efforts. The fair value of inventory has been stepped up by $1.1 million. This amount has been fully amortized to cost of sales to align with US Salt’s historical inventory turnover.

Property, Plant and Equipment

The fair value of property, plant and equipment of $396.8 million, of which $310.0 million was salt reserves, was determined using cost and market approaches. The cost approach reflects the amount that would be required to replace the asset to service capacity. This approach was used where there was historical data available. Where there was no historical data available the market approach was used which reflects recent sales of identical or comparable assets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
	(in millions)	(in millions)	(in millions)	(in millions)
Pro forma net sales	$32.2	$32.2	$98.3	$98.2
Pro forma net loss	6.2	13.4	0.3	30.2
Pro forma net loss attributable to controlling interest	6.2	13.4	0.3	30.2
Pro forma net loss attributable to noncontrolling interest	—	—	—	—

The unaudited pro forma financial information for the three and nine months ended September 30, 2025 and 2026 include adjustments to reflect the increased tangible asset depreciation, intangible asset amortization, and interest expense related to the new debt assumed. There were no recurring direct transaction costs incurred in connection with the US Salt Acquisition.

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

Pending gChem Acquisition

On August 4, 2026, GCH Buyer, Inc., a Delaware corporation (the "Buyer") and an indirect, wholly owned subsidiary of Holdings, EagleTree-Gaylord Management Investment, L.P., a Delaware limited partnership, EagleTree-Gaylord Holdings Corp., a Delaware corporation, and its subsidiaries ("gChem") and, solely for limited purposes, Holdings, entered into a Stock Purchase Agreement, as amended on October 22, 2026 (the "gChem Purchase Agreement"), pursuant to which the Buyer will acquire all of the outstanding shares of gChem, other than certain rollover shares, following satisfaction or waiver of certain conditions, for approximately $847.5 million, consisting of approximately $840.5 million in cash consideration and $7.0 million of equity rollover consideration (the "gChem Acquisition"), subject to customary adjustments. The gChem Purchase Agreement may be terminated prior to the consummation of the gChem Acquisition by the mutual written consent of Holdings and gChem and in certain other circumstances. In connection with its entry into the gChem Purchase Agreement, Holdings obtained equity financing commitments from certain investors for an aggregate of $870.0 million and obtained a debt financing commitment comprising a $250.0 million term loan and a $25.0 million revolving credit facility. These financing commitments will be used to finance the consideration due under the gChem Purchase Agreement and related fees and expenses. A portion of the equity financing is expected to be provided by, and the equity financing commitments may be offset by, a proposed rights offering by the Company (the “gChem Rights Offering”). The record date, subscription ratio, expiration date and other terms of the gChem Rights Offering will be described in a registration statement, including a prospectus, to be filed with the SEC. Any offer of the subscription rights or the securities issuable upon exercise of the subscription rights will be made only by means of the prospectus forming part of the registration statement, once such registration statement is declared effective. The Company currently expects the closing of the gChem Acquisition to occur in late 2026 or the first quarter of 2027.

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

Shipping and handling costs associated with outbound freight, including shipping and handling costs after control over a product is transferred to a customer are accounted for as a fulfillment cost as incurred and are not considered to be a separate performance obligation. Shipping and handling costs recorded as a component of cost of sales were approximately $2.1 million and $2.2 million for the three months ended September 30, 2026 (Successor) and September 30, 2025 (Predecessor), respectively. Shipping and handling costs recorded as a component of cost of sales were approximately $5.6 million, $1.3 million, and $7.0 million for the period from February 27, 2026 to September 30, 2026 (Successor), the period from January 1, 2026 to February 26, 2026 (Predecessor), and the nine months ended September 30, 2025 (Predecessor), respectively.

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

Approximately 99.6% and 99.8% of the Company’s net sales are generated from North America, and 92.9% and 92.2% of which is from domestic sales for the three months ended September 30, 2026 (Successor) and September 30, 2025 (Predecessor), respectively. Approximately 99.7%, 99.8%, and 99.7% of the Company’s net sales are generated from North America, and 92.8%, 94.1%, and 92.3% of which is from domestic sales for the period from February 27, 2026 to September 30, 2026 (Successor), the period from January 1, 2026 to February 26, 2026 (Predecessor), and the nine months ended September 30, 2025 (Predecessor), respectively. The Company offers customers limited right of return for its non-conforming products in the event of defects. Customer remedies may include either a cash refund or product exchange. Accordingly, the estimated right of return and related refund liability is recorded as a reduction in net sales. Return estimates are reviewed and updated in each reporting period based on historical sales and return experiences. Contract asset and liability balances as of September 30, 2026 (Successor) and December 31, 2025 (Predecessor) are immaterial.

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

	Successor		Predecessor
	Three Months Ended September 30, 2026	Period from February 27, 2026 to September 30, 2026	Period from January 1, 2026 to February 26, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	(in millions)	(in millions)	(in millions)	(in millions)	(in millions)
Packaged	$28.3	$68.4	$17.5	$28.7	$86.7
Non-packaged	3.9	9.5	2.8	3.5	11.6
Total net sales	$32.2	$77.9	$20.3	$32.2	$98.3

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

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques maximize the use of relevant observable inputs and minimize the use of unobservable inputs. There were no instruments measured at fair value on a recurring basis using significant unobservable inputs during the period from February 27, 2026 to September 30, 2026 (Successor), the period from January 1, 2026 to February 26, 2026 (Predecessor), and the nine months ended September 30, 2025 (Predecessor). Related to the US Salt Acquisition, the Company applied fair value measurements on a nonrecurring basis to the assets acquired and liabilities assumed as of the acquisition date. Refer to Note 3, Business Combinations, for further details.

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

The Company’s financial instruments consist of cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities. Cash equivalents’ carrying value approximates fair value at the balance sheet dates, due to the short period of time to maturity. Restricted cash is comprised of cash deposited in an interest-bearing escrow account. Accounts receivable, accounts payable and accrued liabilities have carrying values that approximate fair value due to the short time to the expected receipt or payment date.

As of September 30, 2026 (Successor), the Company’s "cash and cash equivalents" line item was comprised of cash deposited with banks and money market funds. The Company classifies cash equivalents within Level 1 of the fair value hierarchy because they were valued using quoted prices in active markets.

A breakdown of cash and cash equivalents is as follows:

	Successor		Predecessor
	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)		(in millions)
Cash	$2.9	$2.9	$0.2	$0.2
Money market funds	6.8	6.8	10.6	10.6
Total cash and cash equivalents	$9.7	$9.7	$10.8	$10.8

Disclosure of Fair Values

The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate their fair value as of September 30, 2026 (Successor) and December 31, 2025 (Predecessor) due to the relatively short duration of these instruments. Additionally, the carrying value of debt associated with the term loan facility approximates fair value because the interest rates are variable and reset on relatively short durations to then-market rates.

NOTE 6: ACCOUNTS RECEIVABLE

Accounts receivable, net of allowance for expected credit losses, is as follows:

	Successor	Predecessor
	September 30, 2026	December 31, 2025
	(in millions)	(in millions)
Accounts receivable	$14.3	$12.2
Less: allowance for expected credit losses	(0.1)	(0.1)
Total	$14.2	$12.1

A roll forward of the allowance for expected credit losses is presented below:

Predecessor
Nine Months Ended September 30, 2025
(in millions)
Balance as of December 31, 2024 (Predecessor)	$0.4
Add: bad debt expenses	—
Less: write-offs	—
Balance as of September 30, 2025 (Predecessor)	$0.4

Predecessor
Period from January 1, 2026 to February 26, 2026
(in millions)
Balance as of December 31, 2025 (Predecessor)	$0.1
Add: bad debt expenses	—
Less: write-offs	—
Balance as of February 26, 2026 (Predecessor)	$0.1

Successor
Period from February 27, 2026 to September 30, 2026
Balance as of February 27, 2026 (Successor)	$0.1
Add: bad debt expenses	—
Less: write-offs	—
Balance as of September 30, 2026 (Successor)	$0.1

NOTE 7: INVENTORIES

Inventories are as follows:

	Successor	Predecessor
	September 30, 2026	December 31, 2025
	(in millions)	(in millions)
Finished Goods	$3.6	$2.4
Packaging and supplies	7.9	5.5
Maintenance materials	3.2	3.0
Total	$14.7	$10.9

Maintenance materials exclude certain materials of $5.8 million and $5.2 million as of September 30, 2026 (Successor) and December 31, 2025 (Predecessor), respectively, that are not expected to be consumed within the next twelve months. These amounts are classified under other inventories in the Condensed Consolidated Balance Sheets. Finished goods are shown at net realizable amount which includes write downs for obsolescence of $0.2 million and $0.3 million as of September 30, 2026 (Successor) and December 31, 2025 (Predecessor), respectively.

NOTE 8: PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net are as follows:

	Successor	Predecessor
	September 30, 2026	December 31, 2025
	(in millions)	(in millions)
Land	$6.7	$2.0
Buildings and improvements	18.5	20.1
Machinery and equipment	64.6	69.8
Salt reserves	310.0	275.3
Construction in process	1.7	2.2
	401.5	369.4
Accumulated depreciation and depletion	(6.5)	(48.0)
Total	$395.0	$321.4

Depreciation and depletion expense are included in the following financial statement line items in the Condensed Consolidated Statements of Operations:

	Successor		Predecessor
	Three Months Ended September 30, 2026	Period from February 27, 2026 to September 30, 2026	Period from January 1, 2026 to February 26, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	(in millions)	(in millions)	(in millions)	(in millions)	(in millions)
Cost of sales	$2.8	$6.4	$2.4	$3.5	$9.9
Selling expense	—	—	—	—	—
General and administrative expense	0.1	0.1	—	0.1	0.2
Total	$2.9	$6.5	$2.4	$3.6	$10.1

The Company did not recognize any gain or loss from disposal in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2026 (Successor) and September 30, 2025 (Predecessor). The Company recognized a $0.1 million loss from disposal in the Condensed Consolidated Statements of Operations for the period from February 27, 2026 to September 30, 2026 (Successor), no such loss for the period from January 1, 2026 to February 26, 2026 (Predecessor), and an insignificant loss from disposal for the nine months ended September 30, 2025 (Predecessor).

NOTE 9: GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill was $148.5 million and $28.1 million as of September 30, 2026 (Successor) and December 31, 2025 (Predecessor), respectively. There was no impairment of goodwill for the three months ended September 30, 2026 (Successor) and September 30, 2025 (Predecessor). There was no impairment of goodwill for the period from February 27, 2026 to September 30, 2026 (Successor), the period from January 1, 2026 to February 26, 2026 (Predecessor), and the nine months ended September 30, 2025 (Predecessor).

Intangible Assets

Intangible assets and related accumulated amortization which are included in intangible assets, net in the Condensed Consolidated Balance Sheets are as follows:

	Successor
	September 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Amount
	(in millions)
Tradename	$28.0	$(1.1)	$26.9
Customer relationships	260.0	(10.1)	249.9
Permits	100.0	(5.8)	94.2
Total	$388.0	$(17.0)	$371.0

	Predecessor
	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Amount
	(in millions)
Tradename	$21.8	$(6.7)	$15.1
Customer relationships	2.4	(0.7)	1.7
Total	$24.2	$(7.4)	$16.8

Amortization expense of the finite-lived intangible assets for the three months ended September 30, 2026 (Successor) and September 30, 2025 (Predecessor) was $7.3 million and $0.4 million, respectively, and is included in general and administrative expenses in the Condensed Consolidated Statements of Operations. Amortization expense of the finite-lived intangible assets for the period from February 27, 2026 to September 30, 2026 (Successor), the period from January 1, 2026 to February 26, 2026 (Predecessor) and the nine months ended September 30, 2025 (Predecessor) was $17.0 million, $0.3 million, and $1.2 million, respectively, and is included in general and administrative expenses in the Condensed Consolidated Statements of Operations. The estimated net amortization expense for the finite-lived intangible assets is $7.3 million for the remainder of 2026, $29.2 million per year for each of the four years ending December 31, 2027 through 2030, and $246.9 million thereafter. The remaining useful lives for the intangible assets is 9.4 years for permits and 14.4 years for trademarks and customer relationships.

NOTE 10. BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets consist of the following:

	Successor	Predecessor
	September 30, 2026	December 31, 2025
	(in millions)	(in millions)
Prepaid insurance	$1.5	$0.7
Other prepaid expenses	0.8	0.3
Other current assets(1)	2.0	—
Total	$4.3	$1.0
(1)
Includes $1.8 million of restricted cash.

Accrued liabilities consist of the following:

	Successor	Predecessor
	September 30, 2026	December 31, 2025
	(in millions)	(in millions)
Accrued payroll, bonus, and employee benefits	$3.9	$3.9
Contingent loss accrual(1)	3.5	—
Accrued services(2)	7.8	0.9
Rail car repair accrual(3)	0.9	0.7
Well capping accrual	0.3	0.3
Accrued insurance services	0.8	0.5
Other accruals	0.2	0.1
Total	$17.4	$6.4
(1)
Estimated contingent loss related to a legal case settlement. Refer to Note 14, Commitments and Contingencies, for further information.
(2)
Accrued services primarily consist of professional services related to pursuing and executing potential acquisitions and other routine services.
(3)
Rail car accrual represents the expected cost of disposing of or repairing leased railcars.

NOTE 11: LEASES

The Company enters into leases for warehouses, rail cars, forklifts, office equipment, office space and certain other types of property and equipment. The leases consist of operating and financing leases expiring in various years through 2031.

The elements of the lease costs were as follows:

	Successor	Successor	Predecessor
	Three Months Ended September 30, 2026	Period from February 27, 2026 to September 30, 2026	Period from January 1, 2026 to February 26, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	(in millions)	(in millions)	(in millions)	(in millions)	(in millions)
Operating lease expense:
Operating lease expense	$0.2	$0.5	$0.2	$0.3	$0.7

Short term lease expense	$—	$0.1	$—	$—	$0.3
Variable lease expense	0.3	0.7	0.2	0.3	0.7
Total lease expense	$0.5	$1.3	$0.4	$0.6	$1.7

Total finance lease expense for the three months ended September 30, 2026 (Successor) and September 30, 2025 (Predecessor) was insignificant. Total finance lease expense for the period from February 27, 2026 to September 30, 2026 (Successor), the period from January 1, 2026 to February 26, 2026 (Predecessor), and for the nine months ended September 30, 2025 (Predecessor) was $0.1 million, insignificant, and $0.1 million, respectively.

Lease term and discount rate information related to leases were as follows:

	Successor	Predecessor
	September 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years)
Operating leases	1.80	2.05
Finance leases	4.31	3.84

Weighted-average discount rate
Operating leases	7.49%	9.81%
Finance leases	7.77%	10.53%

Supplemental cash flow information related to leases was as follows:

	Successor	Predecessor
	Period from February 27, 2026 to September 30, 2026	Period from January 1, 2026 to February 26, 2026	Nine Months Ended September 30, 2025
	(in millions)	(in millions)	(in millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance lease (interest payments)	$—	$—	$—
Operating cash flows from operating leases	0.5	0.2	0.7
Financing cash flows from finance lease	0.1	—	—
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$—	$—	$0.3
Finance leases	0.7	—	0.1

Future maturities of lease liabilities are as follows:

	Successor
	September 30, 2026
	Operating Leases	Finance Leases
Year ending December 31,	(in millions)
2026	$0.2	$0.1
2027	0.4	0.4
2028	0.1	0.3
2029	0.1	0.2
2030	—	0.2
Thereafter	—	0.1
Total future undiscounted lease payments	0.8	1.3
Imputed interest	(0.1)	(0.3)
Present value of lease payments	0.7	1.0
Current portion	(0.5)	(0.2)
Long-term portion of lease payments	$0.2	$0.8

NOTE 12: LONG TERM DEBT

Long-term debt consists of the following:

	Successor	Predecessor
	September 30, 2026	December 31, 2025
	(in millions)	(in millions)
Term loan	$214.5	$206.7
Unamortized debt discount and issuance	(3.4)	(1.3)
Current portion	(2.2)	(2.3)
Long-term portion	$208.9	$203.1

Ares Capital Credit Agreement (Predecessor)

In July 2021, US Salt entered into a credit agreement with Ares Capital Corporation, as the administrative agent, and other parties thereto. The credit agreement consisted of a $232.0 million term loan, and up to $25.0 million of revolving line of credit.

Interest rate for the term loan and revolving line of credit as of December 31, 2025 (Predecessor) was 9.4%, which was SOFR plus 5.40%. Interest rate for the revolving line of credit was the greater of 4.50% plus prime rate, NYFRB (New York Federal Reserve Bank) rate plus 5.00% or SOFR (subject to .75% floor) plus 5.50%-5.65%.

The term loan required quarterly principal payments of $0.6 million commencing on March 31, 2022 through maturity date of July 19, 2028, at which time the remaining principal balance was due. The term loan was subject to mandatory excess cash flow payments commencing for the year ended December 31, 2022 as defined in the credit agreement, not to exceed $5 million for any fiscal year. As of December 31, 2025 (Predecessor), the Company was not required to make additional term loan repayments due to Excess Cash Flow for the year ended December 31, 2025 (Predecessor). The revolving line of credit expired on July 19, 2026 and was subject to commitment fee of 0.50% per annum. The Company had no borrowings outstanding on the revolving line of credit as of December 31, 2025 (Predecessor). The unused amount of credit available under this facility was $25.0 million as of December 31, 2025 (Predecessor).

The term loan and the revolving line of credit were secured by substantially all of the assets of the Company and subject to certain financial covenants. The Company was in compliance with all financial covenants as of December 31, 2025 (Predecessor).

In relation to the credit agreement, the Company paid debt issuance costs of $5.1 million, which were amortized over the life of the credit agreement using effective interest rate of 6.83%. Amortization of debt issuance costs for the three and nine months ended September 30, 2025 (Predecessor) was $0.1 million and $0.5 million, respectively, and is included in interest expense in the Condensed Consolidated Statements of Operations.

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

Interest rate for the Initial Term Loans and Revolving Loans as of September 30, 2026 was 8.32%, which was SOFR plus 4.25%. Interest rate for the revolving line of credit is at a base rate or a term SOFR rate plus an applicable margin between 4.00% and 4.50%, depending on the Borrower's Consolidated First Lien Net Leverage Ratio (as defined in the Credit Agreement).

The term loan requires quarterly principal payments of $0.5 million from September 30, 2026 through the maturity date of February 26, 2033, at which time the remaining principal balance is due. The term loan is subject to mandatory Excess Cash Flow ("ECF") payments commencing for the year ended December 31, 2027. The ECF payments are calculated by multiplying the Applicable ECF Percentage (as defined in the Credit Agreement) against the fiscal year's ECF (as defined in the Credit Agreement) to the extent that ECF exceeds the greater of $9.5 million and 15.0% of TTM EBITDA (as defined in the Credit Agreement). The Applicable ECF Percentage is determined based on the Consolidated First Lien Net Leverage Ratio (as defined in the Credit Agreement) as of the last day of the fiscal year as follows: 0% if less than or equal to 2.50x; 25% if greater than 2.50x but less than or equal to 3.00x; and 50% if greater than 3.00x. These ECF payments are due within ten business days after delivery of both the annual audited financial statements and the related Compliance Certificate (as defined in the Credit Agreement).

The revolving line of credit expires on February 26, 2033 and is subject to a commitment fee on the unused available commitment between 0.375% and 0.50% per annum, determined by the Borrower’s Consolidated First Lien Net Leverage Ratio. The Company had no borrowings outstanding on the revolving line of credit at September 30, 2026 (Successor). The unused amount of credit available under this facility is $25.0 million as of September 30, 2026 (Successor).

The term loan and revolving line of credit are secured by substantially all of the assets of US Salt and subject to certain financial covenants which are not due until 60 days after quarter-end for 2026 and 45 days after quarter-end beginning in 2027. The Company was in compliance with all financial covenants as of September 30, 2026 (Successor).

In relation to the Wilmington Trust Credit Agreement, aggregate debt discount and debt issuance costs totaled $3.6 million, which are amortized over the life of the credit agreement using an effective interest rate of 8.27%. Amortization of debt discount and issuance costs for the three months ended September 30, 2026 (Successor) and for the period from February 27, 2026 to September 30, 2026 (Successor) was $0.1 million and $0.2 million, respectively, and was reported as interest expense in the Condensed Consolidated Statements of Operations.

The Credit Agreement contains customary affirmative and negative covenants, conditions to borrowing and events of default. The Company was in compliance with all financial covenants as of September 30, 2026 (Successor).

The following table summarizes the annual maturities of the principal amount of total debt due:

Successor
September 30, 2026
Year ending December 31,	(in millions)
Remaining 2026	$0.6
2027	2.2
2028	2.2
2029	2.2
2030	2.2
Thereafter	205.1
Total maturities	$214.5

NOTE 13: ASSET RETIREMENT OBLIGATIONS

The following summarizes the changes in the asset retirement obligation during the period:

Balance as of December 31, 2024 (Predecessor)	$0.8
Liabilities incurred	—
Changes in estimated obligations	—
Accretion of expense	—
Balance as of September 30, 2025 (Predecessor)	$0.8

Balance as of December 31, 2025 (Predecessor)	$0.8
Liabilities incurred	—
Changes in estimated obligations	—
Accretion of expense	—
Balance as of February 26, 2026 (Predecessor)	$0.8

Balance as of February 27, 2026 (Successor)	$0.8
Liabilities incurred	—
Changes in estimated obligations	—
Accretion of expense	0.1
Balance as of September 30, 2026 (Successor)	$0.9

In connection with certain contracts, the Company is required to hold surety bonds. These bonds are supported by a general agreement of indemnity in favor of the sureties. As of September 30, 2026 (Successor) and December 31, 2025 (Predecessor), the Company had surety bonds outstanding with an aggregate stated amount of $1.3 million and $1.1 million, respectively. The bonds relate primarily to the salt well plugging projects and generally expire and are renewed annually.

The Company’s estimated abandonment costs related to plugging and abandonment of injection wells under these surety bonds are reported as part of asset retirement obligation in the Condensed Consolidated Balance Sheets. As of September 30, 2026 (Successor) and December 31, 2025 (Predecessor), management has not identified any defaults, and no accrual related to these bonds has been recorded. Bond premiums paid are recorded as prepaid expenses and amortized over the period of benefit.

NOTE 14. COMMITMENTS AND CONTINGENCIES

IPO Securities Class Action Settlement

As previously disclosed, the Company, its directors, certain of its officers and the underwriters named in its initial public offering (“IPO”) registration statement were named as defendants in a consolidated class action complaint pursuant to Sections 11 and 15 of the Securities Act first filed in May 2021.

In May 2026, the Company entered into an agreement to settle these matters for $3.5 million in cash, without admission of liability or wrongdoing. The Company recorded an accrual of $3.5 million during the period February 27, 2026 to September 30, 2026 (Successor), which is included in accrued liabilities in the Condensed Consolidated Balance Sheet. In July 2026, $1.8 million of the settlement was placed in an interest-bearing escrow account and classified as restricted cash, which is included in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet. The Company expects to fund the settlement payment from existing cash on hand and the restricted cash. Plaintiffs filed a motion for preliminary approval of class action settlement in October 2026, and a preliminary approval hearing has been set for March 2027. Upon acceptance by the Court and payout of the settlement amount, this matter will be fully resolved.

Legal Contingencies and Proceedings

In August 2021, a shareholder derivative action purportedly brought on behalf of the Company, Patel v. Szulczewski, was filed in the U.S. District Court for the Northern District of California alleging that the Company’s directors and officers made or caused the Company to make false and/or misleading statements about the Company’s business operations and financial prospects in various public filings. Plaintiff asserts claims for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, violations of Section 14(a) of the Exchange Act, and for contribution under Sections 10(b) and 21D of the Exchange Act and is seeking monetary damages. This matter is currently stayed. The Company believes this lawsuit is without merit and it intends to vigorously defend it. Based on the preliminary nature of the proceedings in this case, the Company cannot estimate a range of potential losses at this point in time.

As of September 30, 2026 (Successor), in the opinion of management, there were no other legal contingency matters that arose in the ordinary course of business, either individually or in aggregate, that would have a material adverse effect on the financial position, results of operations, or cash flows of the Company. Given the unpredictable nature of legal proceedings, the Company bases its estimate on the information available at the time of the assessment. As additional information becomes available, the Company will reassess the potential liability and may revise the estimate.

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

Distribution and participation rights

Distributions were made at the discretion of the Board of Directors, subject to the applicable law and US Salt's operating agreement. Distributions, other than tax distributions, were subject to contractual priority waterfall. Amounts were distributed first to holders of USPH Class A units until the unreturned capital associated with USPH Class A units had been reduced to zero. Thereafter, remaining distributions were made to holders of USPH Class A units and participating USPH Class B units on a pro rata basis based on the number of such units outstanding. Certain USPH Class B units were subject to participation thresholds (as discussed below) and vesting conditions and were not entitled to participate in distributions until such thresholds had been satisfied and vesting has occurred. As of December 31, 2025 (Predecessor), the total unreturned capital of Class A unitholders before distributions was $193.6 million. There were no tax distributions to USPH Class A unitholders for the period from January 1, 2026 to February 26, 2026 (Predecessor) and the three months ended September 30, 2025 (Predecessor) and $3.5 million of tax distributions to USPH Class A unitholders for the nine months ended September 30, 2025 (Predecessor).

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

Stockholders' equity (Successor)

ContextLogic Equity

On February 25, 2026, the Company completed the Rights Offering and issued 429 thousand common shares of ContextLogic common stock to subscribers for gross proceeds of $3.4 million or $8.00 per share. In addition, in connection with the backstop agreements entered into with Abrams Capital Partners I, L.P. ("ACP I") and Abrams Capital Partners II ("ACP II", together with ACP I, "Abrams Capital"), the Company issued 190 thousand and 2,599 thousand common shares to ACP I and ACP II, respectively, for gross proceeds of $22.3 million or $8.00 per share.

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

There were no USPH Class B units granted during the period from January 1, 2026 to February 26, 2026 (Predecessor) or the nine months ended September 30, 2025 (Predecessor).

The following table summarizes USPH Class B units activity for the period from January 1, 2026 to February 26, 2026 (Predecessor) and the nine months ended September 30, 2025 (Predecessor):

Predecessor
Period from January 1, 2026 to February 26, 2026
	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Term
	(in thousands)		(In Years)
Balance as of December 31, 2025	17.0	$1,000.0	1.75
Granted	—	—
Repurchased	—	—
Forfeited	—	—
Balance as of February 26, 2026	17.0	$1,000.0	1.59

	Predecessor
	Nine Months Ended September 30, 2025
	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Term
	(in thousands)		(In Years)
Balance as of December 31, 2024	18.0	$1,000.0	2.68
Granted	—	—
Repurchased	(0.2)	1,000.0
Forfeited	(0.8)	1,000.0
Balance as of September 30, 2025	17.0	$1,000.0	2.00

Under the valuation methodology theory underlying the option pricing model, the fair value of the USPH Class B units was comprised of intrinsic and extrinsic values. Considering the specific features and attributes of the USPH Class B units, the entire fair value of the units was comprised of the underlying extrinsic value (i.e., the present value of the potential future benefits as of the respective measurement dates) while no value was assigned to the intrinsic value for the period from January 1, 2026 to February 26, 2026 (Predecessor) and the nine months ended September 30, 2025 (Predecessor).

Upon consummation of the sale of US Salt, there is no remaining unrecognized compensation expense for the time-vesting and performance-vesting USPH Class B units other than what was included as part of the consideration transferred. Refer to Note 3, Business Combinations, for further information.

Equity Award Activity (Successor)

A summary of activity under the equity plans and related information was as follows:

	Successor
	Period from February 27, 2026 to September 30, 2026
	Options Outstanding			RSUs Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Number of RSUs
	(in thousands)			(in thousands)
Balance as of February 27, 2026 (Successor)	363.3	$16.95	0.1	127.5
Granted	—			60.0
Vested	—			(79.9)
Forfeited or cancelled	(363.3)	$16.95		—
Balance as of September 30, 2026 (Successor)	—	$—	0.0	107.6

As of September 30, 2026, 5,540 thousand shares remained available for grant under the Company’s equity incentive plans.

Equity-Based Compensation Expense

Total equity-based compensation expense included in the Condensed Consolidated Statements of Operations was as follows:

	Successor	Successor	Predecessor	Predecessor	Predecessor
	Three Months Ended September 30, 2026	Period from February 27, 2026 to September 30, 2026(1)	Period from January 1, 2026 to February 26, 2026(2)	Three Months Ended September 30, 2025(2)	Nine Months Ended September 30, 2025(2)
	(in millions)	(in millions)	(in millions)	(in millions)	(in millions)
Cost of sales	$—	$—	$—	$—	$—
Selling expense	—	—	—	0.1	0.1
General and administrative	0.3	0.5	0.1	0.1	0.3
Transaction expenses	—	0.4	—	—	—
Total equity-based compensation	$0.3	$0.9	$0.1	$0.2	$0.4

(1)
Successor information is stock-based compensation.
(2)
Predecessor information is member-unit based compensation.

The Company will recognize the remaining $0.6 million of unrecognized stock-based compensation expense related to outstanding RSUs over a weighted-average period of approximately 3.6 years.

US Salt Long-Term Incentive Plan (Successor)

On April 8, 2026, US Salt adopted the LTIP, which is a performance-based incentive plan designed to attract, retain, and incentivize key employees of US Salt and its subsidiaries by providing participants with the opportunity to share in long-term EBITDA growth above a specified baseline. Awards granted under the LTIP may be settled, at the discretion of the plan administrator, in cash, shares of the Company’s common stock, Preferred Units, or any combination thereof. The performance period under the LTIP began on January 1, 2026 and ends on December 31, 2030, and payment of LTIP awards, if earned, is expected to occur within 60 days following December 31, 2030. LTIP awards outstanding as of September 30, 2026 were granted on April 8, 2026 and are subject to continued service through the performance period, subject to certain forfeiture provisions, and achievement of performance conditions based on EBITDA growth above a baseline EBITDA amount. The aggregate participation rate allocated to participants as of September 30, 2026 was less than 100%, allowing room for future allocation at the plan administrator’s discretion.

The awards are subject to additional provisions, including forfeiture upon certain terminations of employment or breaches of restrictive covenants and a clawback provision requiring repayment to US Salt upon certain post-payment breaches of restrictive covenants.

Determining the fair value of the LTIP liability requires judgment, including management’s estimate of the most likely EBITDA performance scenario and assessment of whether achievement of the performance condition is probable. As of September 30, 2026, management determined that achievement of the applicable performance condition was probable.

For the three months ended September 30, 2026, the Company recognized stock-based compensation expense related to the LTIP of $0.9 million. For the period from February 27, 2026 to September 30, 2026, the Company recognized stock-based compensation expense related to the LTIP of $1.7 million. No awards were settled, forfeited, or modified during the three months ended September 30, 2026 and the period from February 27, 2026 to September 30, 2026. As of September 30, 2026, the Company recorded an accrued liability related to the LTIP of $1.7 million, which is included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets because settlement is not expected within twelve months of September 30, 2026.

As of September 30, 2026, unrecognized compensation cost related to LTIP awards was $15.1 million for the aggregate participation rate allocated to employees. This was based on the liability measurement as of September 30, 2026 and the Company expects to recognize it ratably over the remaining requisite service period of approximately 4.3 years, subject to continued service, future changes in fair value, forfeitures, and continued assessment of whether achievement of the applicable performance condition is probable.

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

Changes in the Initial Grant and the Transaction Grant for the period from February 27, 2026 to September 30, 2026 (Successor), were as follows (in thousands, except per share amounts):

	Initial Grant		Transaction Grant
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at February 27, 2026 (Successor)	1,898	$2.39	600	$0.56
Vested	(712)	3.03	—	—
Forfeited	—	—	—	—
Nonvested at September 30, 2026 (Successor)	1,186	$2.00	600	$0.56

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

The provision for income taxes was $0.1 million (-0.7%) for the three months ended September 30, 2026 (Successor). The benefit for income taxes was $41.8 million (88.9%) for the period from February 27, 2026 to September 30, 2026 (Successor). There was no provision for or benefit from income taxes for the period from January 1, 2026 to February 26, 2026 (Predecessor) or for the three and nine months ended September 30, 2025 (Predecessor). The Company’s effective tax rate for the three months ended September 30, 2026 (Successor) differed from the U.S. statutory rate of 21% primarily due to additional valuation allowance on tax attributes generated in the period. The Company’s effective tax rate for the period from February 27, 2026 to September 30, 2026 (Successor) differed from the U.S. statutory rate of 21% primarily due to the release of valuation allowance associated with the acquisition of US Salt and additional valuation allowance on tax attributes generated during the period. The Company’s effective tax rate for the three and nine months ended September 30, 2025 (Predecessor) differed from the U.S. statutory rate of 21% as US Salt was a partnership and not subject to federal or state corporate income taxes.

The Company continues to maintain a valuation allowance on its domestic net deferred tax assets which is excluded from the annual effective tax rate estimate.

The Company had no unrecognized tax benefits as of September 30, 2026 (Successor) and December 31, 2025 (Predecessor). There were no interest and penalties associated with the unrecognized tax benefits for the three months ended September 30, 2026 (Successor), the period from February 27, 2026 to September 30, 2026 (Successor), the period from January 1, 2026 to February 26, 2026 (Predecessor), and the three and nine months ended September 30, 2025 (Predecessor).

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. During the three months ended September 30, 2026, the Company was notified of a federal income tax audit for the tax year 2024. As of the filing date of this Quarterly Report on Form 10-Q, no substantive communications have been received from the taxing authority regarding the examination. The Company is not currently under examination by income tax authorities in state or other jurisdictions. All tax returns will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss or credits. Certain tax years are subject to foreign income tax examinations by tax authorities until the statute of limitations expire.

NOTE 18. Net INCOME per share (Successor) and per unit (predecessor)

The following table sets forth the computation of basic and diluted net loss per share:

	Successor		Predecessor
	Three Months Ended September 30, 2026	Period from February 27, 2026 to September 30, 2026	Period from January 1, 2026 to February 26, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	($ in millions, shares in thousands, except per share data)		($ in millions, shares in thousands, except per share data)
Numerator:
Net income attributable to Parent Holdings Class A unitholders (Predecessor)			$1.7	$2.9	$10.5
Net (loss) income attributable to common stockholders (Successor)	$(13.4)	$(4.4)
Denominator:
Basic and diluted weighted average USPH Class A units outstanding (Predecessor)			190.9	190.9	190.9
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic (Successor)	45,753	45,735
Weighted-average shares used in computing net loss per share attributable to common stockholders, diluted (Successor)	45,753	45,735
Net income per unit attributable to USPH Class A unit, basic and diluted (Predecessor)			$8.91	$15.19	$55.00
Net (loss) income per share attributable to common stockholders, basic (Successor)	$(0.29)	$(0.10)
Net (loss) income per share attributable to common stockholders, diluted (Successor)	$(0.29)	$(0.10)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income per share because including them would have had an anti-dilutive effect:

	Successor
	Three Months Ended September 30, 2026	Period from February 27, 2026 to September 30, 2026
	(in thousands)	(in thousands)
Restricted stock units outstanding	49.4	20.0
Total	49.4	20.0

Calculation of Net Income per Share (Successor)

Awards under the LTIP may be settled, at the discretion of the plan administrator, in cash, shares of the Company’s common stock, Preferred Units, or any combination thereof. The Company considers the potential dilutive effect of awards that may be settled in shares of the Company’s common stock in calculating diluted net income per share. No potential shares related to the LTIP were included in diluted net income per share for the three months ended September 30, 2026 (Successor) and the period from February 27, 2026 to September 30, 2026 (Successor) because no shares were contingently issuable under ASC 260 as of September 30, 2026.

Calculation of Net Income per Unit (Predecessor)

US Salt used the two-class method in its computation of net income per unit. US Salt's paid and unpaid USPH Class A units issued through subscription notes receivable were entitled to receive distributions at the same rate. Under the two-class method, US Salt's net income available to Class A unitholders was allocated between the paid and unpaid USPH Class A units on a fully-distributed basis and reflected residual net income after amounts attributed to noncontrolling interests. In the event of a net loss, US Salt determined that both paid and unpaid USPH Class A units share in the Company’s losses, and they shared in the losses using the same mechanism as the distributions. US Salt also had USPH Class B units whereby vested USPH Class B units were subject to the hurdle of unreturned capital of Class A and a "Participation Threshold" before Class B unitholders received distribution of profit or distribution of sales proceeds from the sale of US Salt. For the period from January 1, 2026 to February 26, 2026 (Predecessor), the three months ended September 30, 2025 (Predecessor), and the nine months ended September 30, 2025 (Predecessor), USPH Class B units were participating securities for net income per unit calculation purposes because they were able to participate in undistributed earnings with USPH Class A units. However, because the Class B unit participation was contingent on overcoming the hurdle as described above that was not objectively determinable and/or subject to management discretion, US Salt did not allocate undistributed earnings to Class B unless and until the contingency occurs. USPH Class B units were non-dilutive securities as the hurdle of unreturned capital of USPH Class A unitholders was not met as of September 30, 2025 (Predecessor).

Basic and dilutive net income or loss per unit was calculated by dividing undistributed earnings allocated to paid and unpaid USPH Class A unitholders by the weighted average member units outstanding for the respective period.

NOTE 19. RELATED PARTY TRANSACTION (pREDECESSOR)

Management Fees

On July 19, 2021, US Salt Holdings entered into a Professional Services Agreement with Emerald Lake, who would provide financial and management consulting services. Emerald Lake agreed to consult with the US Salt’s Board of Directors and the oversight of management on business and financial matters including company strategy, budgeting of future investments, acquisition and divestiture strategies, and debt and equity financings. In consideration of Emerald Lake’s services, US Salt Holdings paid Emerald Lake an annual management fee (the "Management Fee") the greater of $1.9 million or 1% of Emerald Lake Investment. The Management Fee was payable in cash in quarterly installments equal to the greater of $0.5 million and 0.25% of Emerald Lake Investment. The Management Fees were $0.3 million, $0.5 million, and $1.5 million for the period from January 1, 2026 to February 26, 2026 (Predecessor), the three months ended September 30, 2025 (Predecessor), and the nine months ended September 30, 2025 (Predecessor), respectively, and were reported in the general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. As of December 31, 2025 (Predecessor), there were no unpaid management fees in the accompanying Condensed Consolidated Balance Sheets.

Upon the consummation of the US Salt Acquisition, the Professional Services Agreement was terminated and no further Management Fees will be incurred.

USPH Class A and Unit Subscription Receivable

The activities of USPH Class A units and subscription notes receivable from employees and Board of Directors of US Salt are summarized as follows:

	Predecessor
	Period from January 1, 2026 to February 26, 2026
	USPH Class A Units	Amount	Subscription Receivable
	(in thousands)	(in millions)	(in millions)
Outstanding, December 31, 2025 (Predecessor)	0.9	$1.0	$0.1
Repayment	—	—	(0.1)
Balance as of February 26, 2026 (Predecessor)	0.9	$1.0	$—

	Predecessor
	Three Months Ended September 30, 2025
	USPH Class A Units	Amount	Subscription Receivable
	(in thousands)	(in millions)	(in millions)
Balance as of June 30,2025 (Predecessor)	0.9	$1.0	$0.1
Repayment	—	—	—
Balance as of September 30,2025 (Predecessor)	0.9	$1.0	$0.1

	Predecessor
	Nine Months Ended September 30, 2025
	USPH Class A Units	Amount	Subscription Receivable
	(in thousands)	(in millions)	(in millions)
Outstanding, December 31, 2024 (Predecessor)	0.9	$1.0	$0.2
Repayment	—	—	(0.1)
Balance as of September 30,2025 (Predecessor)	0.9	$1.0	$0.1

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

One customer accounted for $4.9 million and $4.5 million of the Company’s total net sales during the three months ended September 30, 2026 (Successor) and September 30, 2025 (Predecessor), respectively. One customer accounted for $11.4 million, $2.5 million, and $13.1 million of the Company’s total net sales during the period from February 27, 2026 to September 30, 2026 (Successor), the period from January 1, 2026 to February 26, 2026 (Predecessor), and the nine months ended September 30, 2025 (Predecessor), respectively.

The following tables provide the operating financial results of the Company:

	Successor		Predecessor
	Three Months Ended September 30, 2026	Period from February 27 - September 30, 2026	Period from January 1 - February 26, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	(in millions)	(in millions)	(in millions)	(in millions)	(in millions)
Net sales	$32.2	$77.9	$20.3	$32.2	$98.3

Cost of sales	17.8	43.6	10.9	17.1	51.2
Depreciation, amortization and depletion	10.2	23.5	2.7	4.0	11.3
Selling expense	1.0	2.4	0.6	0.9	2.9
Administrative expense	5.0	14.1	1.0	1.2	4.0
Transaction expense	6.8	29.3	0.1	0.1	0.3
Interest expense	4.4	10.6	3.0	5.3	16.1
Other segment items	0.3	0.6	0.3	0.6	1.9
Benefit from income taxes	0.1	(41.8)	—	—	—
Net (loss) income	$(13.4)	$(4.4)	$1.7	$3.0	$10.6
Capital expenditures - purchases of property, plant and equipment	$(2.0)	$(4.3)	$(1.3)	$(1.9)	$(6.1)

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Those risks include those described in Part II, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q, as well as in our condensed consolidated financial statements, related notes, and the other information appearing elsewhere in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed with the SEC on August 13, 2026, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, filed with the SEC on May 15, 2026, our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 5, 2026 and our other filings with the SEC. The inclusion of forward-looking information should not be regarded as a representation by us, our management or any other person that the future plans, estimates, or expectations contemplated by us will be achieved. Given these uncertainties, you should not place undue reliance on any forward-looking statements in this Quarterly Report on Form 10-Q.

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

Our mission is to build a portfolio of high-quality, niche, and competitively advantaged businesses that generate sustainable, growing free cash flow that can be reinvested over long time horizons. We currently own one operating subsidiary, US Salt.

Origins and Evolution of the Platform

Prior to the divestiture of the former Wish.com business, the Company preserved approximately $2.9 billion of federal net operating losses ("NOLs") and other tax attributes.

Through our subsidiary Holdings, we operate a platform based on aligned ownership, decentralized operations, and disciplined capital deployment.

On February 26, 2026, we closed a series of transactions that resulted in the acquisition of US Salt, pursuant to a purchase agreement dated December 8, 2025. US Salt is a leading producer, packager, and distributor of evaporated and specialty salt products originally founded in 1893. The acquisition of US Salt represented our anchor acquisition and launched our new strategy as a business ownership platform.

Our Business Model

Our decentralized structure means each operating subsidiary is independently managed by its leadership team with responsibility for day-to-day operations, commercial strategy, and long-term planning. Our platform functions will be intentionally limited in scope. Platform leadership supports public company reporting, capital allocation, and mergers and acquisitions execution. Our operating businesses will each have chief executive officers with primary authority and accountability for their businesses.

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

Recent Developments

On August 4, 2026, GCH Buyer, Inc. (“Buyer”), a Delaware corporation and indirect, wholly owned subsidiary of Holdings entered into a Stock Purchase Agreement, as amended on October 22, 2026 (the “Purchase Agreement”), with EagleTree-Gaylord Management Investment, L.P., a Delaware limited partnership, EagleTree-Gaylord Holdings Corp., a Delaware corporation, and its subsidiaries (“gChem” and such transaction, the “gChem Acquisition”) and, solely for limited purposes, Holdings, to acquire all of the issued and outstanding capital stock of gChem (other than certain rollover shares) for $847.5 million in cash and net $2.5 million in assumed liabilities to be paid post close, following satisfaction or waiver of certain conditions and subject to customary purchase price adjustments. We anticipate the gChem Acquisition will close in late 2026 or the first quarter of 2027.

In connection with its entry into the Purchase Agreement, (i) Holdings obtained equity financing commitments from certain investors for an aggregate of $870.0 million and (ii) Buyer obtained a debt financing commitment arranged by Blackstone and Wells Fargo Securities, LLC, comprising a $250.0 million term loan and a $25.0 million revolving credit facility, which will be used to finance the consideration due under the Purchase Agreement and related fees and expenses, subject to the terms and conditions set forth in the respective equity and debt commitment letters.

As a result of the borrowings described above, Buyer expects to incur approximately $22.0 million of additional interest expense on an annual basis.

Known Trends and Uncertainties

We monitor several trends and uncertainties that could materially affect our future results of operations, liquidity, and cash flows.

Transportation Availability and Costs

Our business operations depend on trucking and transportation services to move products and materials, and we have experienced, and may continue to experience, volatility in freight and fuel costs, driver availability, and carrier capacity. These trucking and transportation cost pressures and uncertainties could materially affect our operating expenses, supply chain reliability, and results of operations.

Natural Gas and Energy Inputs

Our operations are energy intensive, and natural gas is a meaningful variable input cost. While future market pricing cannot be predicted with certainty, natural-gas cost variability may affect our production costs in the future if market rates materially differ from the terms of the existing contract. We consider hedging strategies and operational efficiency initiatives to mitigate potential price volatility.

Labor Costs and Workforce Availability

Wage inflation and a tight regional labor market have contributed to higher labor and benefit costs in recent periods. We expect continued upward pressure on wages, which may increase our cost of sales, selling expense, and general and administrative expenses. Productivity initiatives, cross-training, and automation are expected to partially offset inflationary impacts; however, labor availability and cost trends remain an uncertainty.

Product Mix and Customer Demand.

A meaningful portion of our margin is influenced by our product mix of the categories we serve. Our strategy to increase exposure to higher-value categories is expected to support margin stability; however, the timing of large customer orders, competitive dynamics in private label programs, and broader economic conditions may contribute to period-to-period variability.

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

Inflationary Pressures and Supply Chain Costs

Increases in the cost of packaging materials, freight, spare parts and external maintenance services have affected cost trends in recent years. Although we have generally been able to offset inflation through price increases and cost efficiency initiatives, sustained or accelerated inflation could impact our margins and working capital needs.

Seasonality

Pool salt and ice melt are the only products that exhibit consistent seasonal demand patterns—pool salt shipments typically increase in late spring and summer, while ice melt demand occurs in winter months. These products represent a limited portion of its overall sales, and seasonality has not had a material impact on our consolidated results.

Results of Operations

Results after the date of the US Salt Acquisition, the period from February 27, 2026 through September 30, 2026 (Successor), include the Company’s consolidation of US Salt into ContextLogic, reflecting US Salt on a new basis in accordance with application of acquisition accounting. The Company is presenting US Salt as the predecessor to the post-acquisition consolidated ContextLogic entity and as a result has presented activity of stand-alone US Salt in periods prior to February 26, 2026 (Predecessor Periods). To provide meaningful and comparable information, the Company is also presenting Combined results—a non-GAAP measure that adds the period from January 1, 2026 through February 26, 2026 (Predecessor) and the period from February 27, 2026 through September 30, 2026 (Successor)—to compare against the nine months ended September 30, 2025 (Predecessor).

The following table shows our results of operations for the periods presented.

Results of Operations for the Three Months Ended September 30, 2026 (Successor) and 2025 (Predecessor)

	Successor		Predecessor
	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025		$ Change
	(in millions)		(in millions)
Net sales	$32.2	100%	$32.2	100%	$—
Cost of sales	20.6	64%	20.6	64%	—
Gross profit	11.6		11.6		—
Operating expenses:
Selling expense	1.0	3%	0.9	3%	0.1
General and administrative	12.6	39%	2.3	7%	10.3
Transaction expenses	6.8	21%	0.1	0%	6.7
Total operating expenses	20.4		3.3		17.1
(Loss) income from operations	(8.8)		8.3		(17.1)
Other income (expenses):
Interest and other income	0.1	0%	—	0%	0.1
Interest and other expense, net	(4.6)	-14%	(5.3)	-16%	0.7
(Loss) income before income taxes	(13.3)		3.0		(16.3)
Income tax expense	0.1	0%	—	0%	0.1
Net (loss) income	(13.4)	-42%	3.0	9%	(16.4)
Net (loss) income attributable to noncontrolling interest	—	0%	0.1	0%	(0.1)
Net (loss) income attributable to Parent Holdings Class A unitholders (Predecessor) or common stockholders (Successor)	$(13.4)	-42%	$2.9	9%	$(16.3)

Other Financial and Operating Data:
Gross Profit %(1)	36.0%		36.0%
EBITDA(2)	1.4		12.3
Adjusted EBITDA(2)	10.1		15.6

Supplemental Disclosure Items:
CLHI Corporate G&A	2.1		—
CLHI Corporate transaction expenses	6.8		—
CLHI Corporate tax expense	0.1		—
CLHI Corporate adjusting expense items for Adjusted EBITDA(3)	7.1		—
(1)
Calculated as a percentage of revenue.
(2)
EBITDA and Adjusted EBITDA are non-GAAP financial measures. For definitions of EBITDA and Adjusted EBITDA and a reconciliation to the most directly comparable financial measures calculated and presented in accordance with GAAP, see "Management’s Discussion and Analysis of Financial Condition and Result of Operations — Non-GAAP Financial Measures."
(3)
CLHI expenses included as adjustments from EBITDA to Adjusted EBITDA include Transaction Expenses of $6.8 million and stock-based compensation of $0.3 million (where stock-based compensation is included in G&A in the above table).

Results of Operations for the Period from February 27, 2026 to September 30, 2026 (Successor), Period from January 1, 2026 to February 26, 2026 (Predecessor) and the Nine Months Ended September 30, 2025 (Predecessor)

	Successor	Predecessor	Non-GAAP		Predecessor
	Period from February 27, 2026 to September 30, 2026	Period from January 1, 2026 to February 26, 2026	Combined Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	(in millions)	(in millions)	(in millions)		(in millions)
Net sales	$77.9	$20.3	$98.2	100%	$98.3	100%
Cost of sales	50.0	13.2	63.2	64%	61.1	62%
Gross profit	27.9	7.1	35.0		37.2
Operating expenses:
Selling expense	2.4	0.7	3.1	3%	2.9	3%
General and administrative	31.8	1.6	33.4	34%	7.3	7%
Transaction expenses	29.3	0.1	29.4	30%	0.3	0%
Total operating expenses	63.5	2.4	65.9		10.5
(Loss) income from operations	(35.6)	4.7	(30.9)		26.7
Other income (expenses):
Interest and other income	0.2	—	0.2	0%	—	0%
Interest and other expense, net	(10.8)	(3.0)	(13.8)	-14%	(16.1)	-16%
(Loss) income before income taxes	(46.2)	1.7	(44.5)		10.6
Income tax benefit	41.8	—	41.8	43%	—	0%
Net (loss) income	(4.4)	1.7	(2.7)	-3%	10.6	11%
Net (loss) income attributable to noncontrolling interest	—	—	—	0%	0.1	0%
Net (loss) income attributable to Parent Holdings Class A unitholders (Predecessor) or common stockholders (Successor)	$(4.4)	$1.7	$(2.7)	-3%	$10.5	11%

Other Financial and Operating Data:
Gross Profit %(1)	35.8%	35.0%	35.6%		37.8%
EBITDA(2)	(12.1)	7.4	(4.7)		38.0
Adjusted EBITDA(2)	24.8	7.7	32.5		42.2

Supplemental Disclosure Items:
CLHI Corporate G&A	$9.2	—	9.2		—
CLHI Corporate transaction expenses	28.6	—	28.6		—
CLHI Corporate tax benefit	41.8	—	41.8		—
CLHI Corporate adjusting expense items for Adjusted EBITDA(3)	32.6	—	32.6		—
(1)
Calculated as a percentage of revenue.
(2)
EBITDA and Adjusted EBITDA are non-GAAP financial measures. For definitions of EBITDA and Adjusted EBITDA and a reconciliation to the most directly comparable financial measures calculated and presented in accordance with GAAP, see "Management’s Discussion and Analysis of Financial Condition and Result of Operations — Non-GAAP Financial Measures."
(3)
CLHI expenses included as adjustments from EBITDA to Adjusted EBITDA include Transaction Expenses of $28.6 million, estimated contingent loss related to a legal matter of $3.5 million and stock-based compensation of $0.5 million (where the contingent loss and stock-based compensation are included in G&A in the above table).

Comparison of the Three Months Ended September 30, 2026 (Successor) and 2025 (Predecessor)

Net Sales, Cost of Sales, and Gross Profit

	Successor	Predecessor
	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Three Months' Change
	(in millions)	(in millions)%
Net sales	$32.2	$32.2	—
Cost of sales	20.6	20.6	—
Gross profit	11.6	11.6	—
Gross margin	36.0%	36.0%

Net sales for the third quarter of 2026 (Successor) was $32.2 million, flat compared to $32.2 million in the third quarter of 2025 (Predecessor). We experienced lower sales volume in the quarter and a slightly unfavorable product mix, offset by higher average sales prices. The average sales price in the third quarter of 2026 (Successor) was 6.1% higher than that of the prior year quarter (Predecessor), which generated approximately $1.9 million of additional revenue. Overall volume during the third quarter of 2026 (Successor) decreased 5.7%, compared with the third quarter of 2025 (Predecessor), resulting in an approximately $1.8 million reduction in revenue. The decrease in volume was primarily attributable to transportation constraints related to limited trucking availability that limited shipments during the quarter.

Cost of sales for the third quarter of 2026 (Successor) was $20.6 million, flat compared to $20.6 million for the third quarter of 2025 (Predecessor). We experienced inflationary pressures on inputs such as natural gas and labor, partially offset by lower sales volumes.

Gross profit stayed flat for the third quarter of 2026 (Successor) compared to the third quarter of 2025 (Predecessor). We experienced increased price of inputs such as natural gas and labor offset by higher average selling prices.

Operating Expenses

	Successor	Predecessor
	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Three Months' Change
	(in millions)	(in millions)%
General and administrative	$12.6	$2.3	447.8%
Selling expense	1.0	0.9	11.1%
Transaction expenses	6.8	0.1	6700.0%
Operating expenses	20.4	3.3	518.2%

Operating expenses increased $17.1 million for the third quarter of 2026 (Successor) compared to the third quarter of 2025 (Predecessor). This increase was primarily driven by $6.9 million of higher intangible asset amortization related to US Salt acquisition accounting and $8.9 million of expenses attributable to ContextLogic, impacted by professional services, employee costs, and expenses related to the pending gChem Acquisition and pursuing and executing potential acquisitions.

Other Income (Expenses)

	Successor	Predecessor
	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Three Months' Change
	(in millions)	(in millions)%
Interest and other income	$0.1	$—	100.0%
Interest and other expense, net	(4.6)	(5.3)	(13.2)%
Other income (expenses)	(4.5)	(5.3)	(15.1)%

Other income (expenses) decreased $0.8 million for the third quarter of 2026 (Successor) compared to the third quarter of 2025 (Predecessor). The decrease was driven by $0.9 million of lower interest expense, reflecting the lower interest rate on the Wilmington Trust term loan entered into in February 2026 in connection with the US Salt Acquisition, as compared to the Ares Capital term loan it replaced.

Comparison of the Period from February 27, 2026 to September 30, 2026 (Successor) and Period from January 1, 2026 to February 26, 2026 (Predecessor) Compared with the Nine Months Ended September 30, 2025 (Predecessor)

Net Sales, Cost of Sales, and Gross Profit

	Successor	Predecessor	Non-GAAP	Predecessor	Non-GAAP
	Period from February 27, 2026 to September 30, 2026	Period from January 1, 2026 to February 26, 2026	Combined Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	Nine Months' Change
	(in millions)	(in millions)	(in millions)	(in millions)%
Net sales	$77.9	$20.3	$98.2	$98.3	(0.1)%
Cost of sales	50.0	13.2	63.2	61.1	3.4%
Gross profit	27.9	7.1	35.0	37.2	(5.9)%
Gross margin	35.8%	35.0%	35.6%	37.8%

Net sales for the Combined nine months ending September 30, 2026 was $98.2 million, a decrease of $0.1 million, or 0.1%, from $98.3 million for the nine months ending September 30, 2025 (Predecessor). The decrease was primarily attributable to lower sales volumes, partially offset by higher average sales prices and slightly favorable product mix. Average sales price in the Combined nine months ending September 30, 2026 increased 7.3% compared to the same period in the prior year, which generated approximately $6.7 million of additional revenue. US Salt volumes decreased 6.9% for the Combined nine months ended September 30, 2026, compared to prior year, resulting in an approximately $6.7 million reduction in revenue. The decrease in volume was primarily attributable to a planned maintenance shutdown in the second quarter of 2026 (Successor) that was not performed in the prior year and transportation constraints related to limited trucking availability that limited shipments during the period.

Cost of sales for the Combined nine months ending September 30, 2026, was $63.2 million, an increase of $2.1 million, or 3.4%, from $61.1 million for the nine months ending September 30, 2025 (Predecessor). The increase was primarily attributable to $1.1 million of acquisition related inventory step-up amortization. The remaining increase was due to inflationary pressures on inputs such as natural gas and labor, and costs associated with a planned periodic maintenance shutdown conducted approximately every two to three years to perform major maintenance activities related to equipment reliability and operating efficiency.

Gross profit decreased $2.2 million for the Combined nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 (Predecessor). This decrease was primarily driven by the $2.1 million increase in cost of sales.

Operating Expenses

	Successor	Predecessor	Non-GAAP	Predecessor	Non-GAAP
	Period from February 27, 2026 to September 30, 2026	Period from January 1, 2026 to February 26, 2026	Combined Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	Nine Months' Change
	(in millions)	(in millions)	(in millions)	(in millions)%
General and administrative	$31.8	$1.6	$33.4	$7.3	357.5%
Selling expense	2.4	0.7	3.1	2.9	6.9%
Transaction expenses	29.3	0.1	29.4	0.3	9700.0%
Operating expenses	63.5	2.4	65.9	10.5	527.6%

Operating expenses increased $55.4 million for the Combined nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 (Predecessor). This increase was primarily driven by $28.6 million of expenses incurred by ContextLogic attributable to its acquisition of US Salt, its pending acquisition of gChem, and expenses incurred pursuing and executing potential acquisitions, $16.1 million of higher intangible asset amortization related to US Salt acquisition accounting, $9.2 million of expenses attributable to ContextLogic corporate costs, impacted by a $3.5 million contingent loss accrual, professional services, and employee costs.

Other Income (Expenses)

	Successor	Predecessor	Non-GAAP	Predecessor	Non-GAAP
	Period from February 27, 2026 to September 30, 2026	Period from January 1, 2026 to February 26, 2026	Combined Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	Nine Months' Change
	(in millions)	(in millions)	(in millions)	(in millions)%
Interest and other income	$0.2	$—	$0.2	$—	100.0%
Interest and other expense, net	(10.8)	(3.0)	(13.8)	(16.1)	(14.3)%
Other income (expenses)	(10.6)	(3.0)	(13.6)	(16.1)	(15.5)%

Other income (expenses) decreased $2.5 million for the Combined nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 (Predecessor). The decrease was driven by $2.5 million of lower interest expense, reflecting the lower interest rate on the Wilmington Trust term loan entered into in February 2026 in connection with the US Salt Acquisition, as compared to the Ares Capital term loan it replaced.

Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA

Earnings before interest, taxes, depreciation and amortization, or EBITDA, and Adjusted EBITDA are supplemental non-GAAP financial measures used by management. The Company defines EBITDA as net income before (i) interest expense, (ii) depreciation, amortization and depletion, and (iii) taxes. The Company defines Adjusted EBITDA as EBITDA before (i) transaction and integration costs, (ii) stock and unit-based compensation, (iii) restructuring and severance costs, (iv) asset impairments and write-offs, (v) legal contingency accrual, (vi) foreign currency (gain) loss, and (vii) other adjustments. The most directly comparable GAAP financial measure to EBITDA and Adjusted EBITDA is net income.

The Company believes EBITDA and Adjusted EBITDA offer useful views of the overall operation of the business because they allow comparison of its results of operations from period to period without regard to its financing methods or capital structure or other items that impact comparability of financial results from period to period such as fluctuations in interest expense or effective tax rates, levels of depreciation, amortization, and depletion, or items whose timing and amount vary significantly from period to period. Because the Company’s strategy includes the acquisition of businesses, the Company has incurred, and expects to continue to incur, transaction and integration costs. The amount and timing of these costs vary significantly depending on the number, size and complexity of transactions pursued in a given period, including transactions that are not completed, and management does not consider them indicative of the ongoing operating performance of the Company’s businesses.

Users should consider the limitations of EBITDA and Adjusted EBITDA, including that (i) EBITDA and Adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest payments on the Company’s indebtedness, (ii) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and the cash requirements for such replacements are not reflected in EBITDA and Adjusted EBITDA, (iii) Adjusted EBITDA excludes transaction and integration costs, which are cash expenses the Company has incurred and expects to continue to incur as part of its acquisition strategy and which are a necessary element of certain of its acquisitions, (iv) the omission of the substantial amortization expense associated with the Company’s intangible assets further limits the usefulness of EBITDA and Adjusted EBITDA and (v) EBITDA and Adjusted EBITDA do not include the payment of taxes, which is a necessary element of the Company’s operations. EBITDA and Adjusted EBITDA should not be considered as alternatives to, or more meaningful than, net income or any other measure as determined in accordance with GAAP. The Company's computations of EBITDA and Adjusted EBITDA may not be comparable to EBITDA or Adjusted EBITDA of other companies. The Company presents EBITDA and Adjusted EBITDA because it believes they provide useful information to investors regarding the factors and trends affecting its business.

The following table presents a reconciliation of the Company's EBITDA and Adjusted EBITDA to the GAAP financial measure of net income for each of the periods indicated:

Net Income to EBITDA and Adjusted EBITDA Reconciliation for the Three Months Ended September 30, 2026 (Successor) and 2025 (Predecessor)

	Successor	Predecessor
	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	$ Change
	(in millions)	(in millions)
Net (loss) income	$(13.4)	$3.0	$(16.4)
Adjustments:
Interest and other expense, net	4.6	5.3	(0.7)
Interest and other income	(0.1)	—	(0.1)
Income tax provision	0.1	—	0.1
Depreciation and depletion	2.9	3.6	(0.7)
Amortization	7.3	0.4	6.9
EBITDA	1.4	12.3	(10.9)
Adjustments:
Transaction and integration costs(1)	6.8	0.1	6.7
Stock-based and unit-based compensation(2)	1.2	0.3	0.9
Restructuring and severance(3)	—	0.1	(0.1)
Other(4)	0.7	2.8	(2.1)
Adjusted EBITDA	$10.1	$15.6	$(5.5)
(1)
Expenses incurred by ContextLogic related to the pending gChem Acquisition and pursuing and executing potential acquisitions.
(2)
Stock-based and unit-based compensation incurred, which includes the US Salt long-term incentive plan.
(3)
Severance, transition, and retention costs associated with executive leadership changes.
(4)
Current year expenses related to consulting and legal work resulting from a customer product complaint. Prior year expenses contain gain on foreign currency transactions, costs associated with the decommissioning and removal of certain manufacturing equipment, and expenses unique to US Salt’s prior parent.

Net Income to EBITDA and Adjusted EBITDA Reconciliation for the Period from February 27, 2026 to September 30, 2026 (Successor), Period from January 1, 2026 to February 26, 2026 (Predecessor) and the Nine Months Ended September 30, 2025 (Predecessor)

	Successor	Predecessor	Non-GAAP	Predecessor
	Period from February 27, 2026 to September 30, 2026	Period from January 1, 2026 to February 26, 2026	Combined Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	$ Change
	(in millions)	(in millions)	(in millions)	(in millions)
Net (loss) income	$(4.4)	$1.7	$(2.7)	$10.6	$(13.3)
Adjustments:
Interest and other expense, net	10.8	3.0	13.8	16.1	(2.3)
Interest and other income	(0.2)	—	(0.2)	—	(0.2)
Income tax (benefit) provision	(41.8)	—	(41.8)	—	(41.8)
Depreciation and depletion	6.5	2.4	8.9	10.1	(1.2)
Amortization	17.0	0.3	17.3	1.2	16.1
EBITDA	(12.1)	7.4	(4.7)	38.0	(42.7)
Adjustments:
Recognition of inventory step-ups(1)	1.1	—	1.1	—	1.1
Transaction and integration costs(2)	29.3	0.1	29.4	0.3	29.1
Stock-based and unit-based compensation(3)	2.2	0.1	2.3	0.4	1.9
Write off of property, plant, and equipment(4)	0.1	—	0.1	—	0.1
Restructuring and severance(5)	—	—	—	0.4	(0.4)
Contingent loss accrual(6)	3.5	—	3.5	—	3.5
Other(7)	0.7	0.1	0.8	3.1	(2.3)
Adjusted EBITDA	$24.8	$7.7	$32.5	$42.2	$(9.7)
(1)
Increase in inventory to fair value as a result of the US Salt Acquisition.
(2)
Expenses incurred by US Salt and ContextLogic related to the US Salt Acquisition, the pending gChem Acquisition, and pursuing and executing potential acquisitions.
(3)
Stock-based and unit-based compensation incurred, which includes the US Salt long-term incentive plan and excludes $0.4 million of stock-based compensation included within transaction and integration costs.
(4)
Write off of construction in progress that could not be realized into an asset.
(5)
Severance, transition, and retention costs associated with executive leadership changes.
(6)
Estimated contingent loss related to a legal matter. Refer to Note 14, Commitments and Contingencies, for further information.
(7)
Current year expenses related to consulting and legal work resulting from a customer product complaint. Prior year expenses contain gain on foreign currency transactions, costs associated with the decommissioning and removal of certain manufacturing equipment, and expenses unique to US Salt’s prior parent.

Free Cash Flow

Free Cash Flows are driven primarily by increasing operating income and efficiently managing accounts receivable, inventory, accounts payable, and capital expenditures. Increases in operating income primarily result from increases in revenue and efficiently managing cost of sales, selling expenses, and general and administrative expenses, partially offset by investing in property, plant and equipment. We make longer-term strategic capital investment, including capital expenditures focused on expansion of production capacity and efficiency of production. We provide multiple measures of Free Cash Flow because we believe these measures provide additional perspective to investors on the impact of acquiring property, plant and equipment with cash and through finance leases and financing obligations. The Company believes Free Cash Flow offers useful views of the overall operation of the business because it allows comparison of its results of operations from period to period without regard to its financing methods or capital structure or other items that impact comparability of financial results from period to period such as fluctuations in interest expense or effective tax rates, levels of depreciation, amortization, and depletion, or items whose timing and amount vary significantly from period to period.

Users should consider the limitations of Free Cash Flow, including that (i) Free Cash Flow does not reflect the significant interest expense, or the cash requirements necessary to service interest payments on our indebtedness and (ii) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and the cash requirements for such replacements are not reflected in Free Cash Flow.

Free Cash Flow is cash flow from operations reduced by "Purchases of property, plant and equipment" ("Free Cash Flow"). The following is a reconciliation of Free Cash Flow to the most comparable GAAP cash flow measure, "Net cash provided by (used in) operating activities" for each of the periods indicated:

	Successor	Predecessor	Non-GAAP	Predecessor
	Period from February 27, 2026 to September 30, 2026	Period from January 1, 2026 to February 26, 2026	Combined Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
	(in millions)	(in millions)	(in millions)	(in millions)
Net cash (used in) provided by operating activities	$(16.1)	$1.8	$(14.3)	$21.2
Purchases of property, plant and equipment	$(4.3)	$(1.3)	$(5.6)	$(6.1)
Free Cash Flow	$(20.4)	$0.5	$(19.9)	$15.1
Net cash (used in) provided by investing activities	$(590.1)	$(1.3)	$(591.4)	$(6.1)
Net cash provided by (used in) financing activities	$400.4	$—	$400.4	$(16.4)

Liquidity and Capital Resources

Sources of Liquidity

Liquidity is provided through cash flow from operations and availability under the revolving credit facility. As of September 30, 2026 and 2025, we remained in full compliance with our financial covenants, with sufficient headroom under the maximum leverage and fixed-charge coverage ratios. We had cash and cash equivalents of $9.7 million as of September 30, 2026, which were entirely held in cash deposits and money market funds and were held for working capital purposes. We believe that our existing cash, cash equivalents, and cash generation from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Capital Expenditures

Capital expenditures totaled approximately $3.8 million, $2.1 million, and $6.0 million for the period from February 27, 2026 to September 30, 2026 (Successor), the period from January 1, 2026 to February 26, 2026 (Predecessor), and the nine months ended September 30, 2025 (Predecessor), respectively (including one-time investments of $0.4 million, $0.7 million, and $2.4 million, respectively). These amounts include expenditures related to several large, non-recurring maintenance and growth projects, including generator rebuilds, flood-mitigation initiatives, installation of a black-start backup generator to enhance power redundancy, and the new pool salt line project. As discussed elsewhere in this 10-Q filing, we also present capital expenditures excluding certain one-time investments in order to provide a more meaningful view of our ongoing maintenance and recurring capital requirements.

Material Cash Requirements

We expect to continue to fund its operations, working capital needs, and capital investments primarily through cash generated from operations and available capacity under its revolving credit facility.

Capital Expenditures

We expect capital expenditures of approximately $10.8 million in 2026 (Successor) due to the addition of two new wells with an estimated cost of $4.4 million. The Company expects average annual capital expenditures of approximately $6–$8 million over the next several years after 2026, consisting primarily of maintenance, reliability projects, and select growth initiatives.

Debt Service Obligations

As of September 30, 2026 (Successor), we are obligated to make quarterly principal payments of $0.5 million on our term loan through its February 2033 maturity, with the remaining principal due at maturity. Interest payments will vary based on SOFR-linked rates applicable to our credit facility. We do not anticipate material excess-cash-flow payments under our credit agreement based on current forecasts.

Lease Commitments

We have non-cancelable operating lease commitments for warehouses, offices, equipment, railcars, and finance leases for equipment. As of September 30, 2026 (Successor), remaining contractual lease payments were approximately $1.7 million, with approximately $0.7 million due within 12 months.

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

Cash Flows

	Successor	Predecessor	Predecessor
	Period from February 27, 2026 to September 30, 2026	Period from January 1, 2026 to February 26, 2026	Nine Months Ended September 30, 2025
	(in millions)	(in millions)	(in millions)
Net cash (used in) provided by:
Operating activities	$(16.1)	$1.8	$21.2
Investing activities	$(590.1)	$(1.3)	$(6.1)
Financing activities	$400.4	$—	$(16.4)

Net Cash (Used in) Provided by Operating Activities

Net cash used in our operating activities for the period from February 27, 2026 to September 30, 2026 (Successor) was $16.1 million. This cash use for the period was primarily driven by cash expenses related to our acquisition of US Salt and pending acquisition of gChem, reflected as transaction expenses on our Condensed Consolidated Statements of Operations.

Net cash provided by our operating activities for the period from January 1, 2026 to February 26, 2026 (Predecessor) was $1.8 million, driven by our net income of $1.7 million.

Net cash provided by our operating activities for the nine months ended September 30, 2025 (Predecessor) was $21.2 million. This was driven by our net income of $10.6 million and depreciation, depletion and amortization of $11.3 million, which was partially offset by a $2.3 million of outflow related to operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in our investing activities for the period from February 27, 2026 to September 30, 2026 (Successor) was $590.1 million. This was driven by $585.8 million spent acquiring US Salt, net of cash acquired, and $4.3 million spent on purchases of plant, property, and equipment.

Net cash used in our investing activities for the period from January 1, 2026 to February 26, 2026 (Predecessor) was $1.3 million. This was primarily due to $1.3 million in purchases of property, plant, and equipment.

Net cash used in our investing activities for the nine months ended September 30, 2025 (Predecessor) was $6.1 million. This was primarily due to $6.1 million spent on purchases of plant, property, and equipment.

Net Cash Provided By (Used in) Financing Activities

Net cash provided by our financing activities for the period from February 27, 2026 to September 30, 2026 (Successor) was $400.4 million primarily due to $215.0 million proceeds from issuance of debt, $114.8 million from the rights offering and related backstops associated with the US Salt Acquisition, and $75 million from issuance of noncontrolling interests.

Net cash used in our financing activities for the period from January 1, 2026 to February 26, 2026 (Predecessor) was immaterial due to the period only having immaterial payments of the finance leases' principal amounts.

Net cash used in our financing activities for the nine months ended September 30, 2025 (Predecessor) was $16.4 million primarily due to $12.7 million repayment of principal on term loans and $3.5 million of members' distributions.

Contractual and Other Obligations

Debt obligations

Under the Wilmington Trust Credit Agreement, our debt obligations consist of $214.5 million outstanding on our term loan and an up to $25.0 million revolving line of credit, of which there were no borrowings outstanding at September 30, 2026.

Leases

We lease warehouses, office space, and equipment under long-term lease agreements. The leases consist of operating leases expiring in various years through 2031, as well as standard operating leases for railcars, vehicles, and office space. As of September 30, 2026 (Successor), the future minimum lease payments required under these leases totaled $1.7 million, with $0.7 million payable within 12 months.

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

Inventories

Our inventories include salt inventories, packaging, supplies, and maintenance materials, which are valued at the lower of cost or net realizable value, with cost determined on standard costing method. We monitor inventory levels and adjust valuation for slow-moving, shrinkage, obsolescence, and markdowns. We account for slow-moving or obsolete inventory with a reserve that is established based on management’s estimates of the net realizable value of the related products at the end of each reporting period.

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

Our President and Chief Financial Officer, with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on that evaluation, and as a result of the material weakness in internal control over financial reporting described below, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2026.

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

Changes in Internal Control Over Financial Reporting

Other than the integration of US Salt and the related ongoing changes in internal control over financial reporting being implemented as part of the remediation measures described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties set forth below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes, and in our Annual Report on Form 10-K for the year ended December 31, 2025, before making a decision to invest in our common stock. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect our business. These risk factors could materially and adversely affect our business, financial condition and results of operations, and the market price of our common stock could decline. These risk factors do not identify all risks that we face – our financial condition and/or operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our financial condition and/or operations. Other than as described below, there have been no additional material changes from the risk factors previously disclosed under the heading "Risk Factors" in Part I, Item 1A of our 2025 Form 10-K and the risk factors previously disclosed under the heading "Risk Factors" in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed with the SEC on August 13, 2026.

Risks Related to the gChem Acquisition, Backstop Agreements, and Financing Arrangements

Beyond the purchase price and the cost of our diligence and preparation associated with the gChem Acquisition, we will incur significant transaction and integration costs in connection with the gChem Acquisition and significant fees in connection with any delays in closing.

In addition to the purchase price, we will incur significant transaction costs in connection with the gChem Acquisition and in connection with the Purchase Agreement,(i) Holdings entered into equity financing commitments with certain investors for an aggregate of $870 million (the “Backstop Agreements”) and (ii) Buyer obtained a debt financing commitment arranged by Blackstone Alternative Credit Advisors LP and Blackstone Holdings Finance Co. L.L.C. (together with Blackstone Alternative Credit Advisors LP, “Blackstone”) and Wells Fargo Securities, LLC, comprising a $250 million term loan (the “Term Facility”) and a $25 million revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Facilities” or “Financing”). Among these costs are fees or reimbursement of expenses under the Financing, including, notably, commitment, funding, duration, agency, and administration fees to the parties providing the Financing. Significant costs have been incurred and are expected to be incurred prior to the closing of the gChem Acquisition, including related to legal, accounting, diligence and other transaction fees and expenses.

There can be no assurance that the conditions to closing set forth in the Purchase Agreement or the Financing will be met or waived on the applicable timelines, or at all. As a result, we or our affiliates may incur significant costs or interest associated with any delays. Further, any delay in the closing of the gChem Acquisition will increase the related transaction costs. The substantial majority of these costs will be nonrecurring expenses related to the gChem Acquisition.

Our acquisition of gChem may expose us to unknown or contingent liabilities for which we may not be adequately indemnified.

The entities that we will acquire in the gChem Acquisition may have unknown or contingent liabilities, including liabilities for failure to comply with environmental and other laws and regulations, and for litigation or other claims. Buyer’s sole recourse for any breach of Seller’s or gChem’s representations and warranties generally will be to a buyer-side representation and warranties policy, and Seller and gChem will not be obligated to indemnify us other than in limited circumstances specifically provided for in the Purchase Agreement. As a result, we may incur material liabilities for the past activities of gChem. Such liabilities and related legal or other costs and/or resulting reputational damage could negatively impact our business, financial condition and results of operations.

The proposed Financing in connection with the gChem Acquisition and future debt financing arrangements that we or our subsidiaries may enter into otherwise, may contain various covenants that limit our ability to take certain actions and also require us to meet financial maintenance tests. Failure to comply with these limits or requirements could have a material adverse effect on our operations, business and financial results.

The proposed Financing is intended to finance a portion of the gChem Acquisition. Interest costs related to this indebtedness will be substantial. The facilities pursuant to the Financing and the instruments governing our other future indebtedness contain, or will contain, certain customary restrictions, covenants, provisions for mandatory repayment upon the occurrence of certain events, and provisions for events of default that will require us or gChem to satisfy certain financial tests and maintain certain financial ratios, restrict our or gChem’s ability to engage in specified types of transactions, and otherwise limit the distributions of funds from gChem to us. This overall leverage and the terms of our financing arrangements could:

•
limit the ability to pay dividends;
•
make it more difficult to satisfy obligations under the terms of this indebtedness;
•
limit the ability to refinance this indebtedness on terms acceptable to the Company, or at all;
•
limit the flexibility to plan for and adjust to changing business and market conditions in the industries in which we or gChem operate and increase the vulnerability to general adverse economic and industry conditions;
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

With respect to the gChem Acquisition, if consummated, challenges with integration, the industry, operations and other business, market and acquisition-related risks, as well as various uncertainties and events beyond our control, could affect our ability to comply with such restrictions and covenants. Failure to comply with any of the restrictions and covenants in our existing or future financing arrangements could result in a default under those arrangements and under other arrangements containing cross-default provisions.

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

The Financing associated with the gChem Acquisition will increase Holdings’ consolidated leverage, and debt service obligations could limit gChem’s and the Company’s financial flexibility.

The gChem Acquisition is expected to be funded in part with new first-lien debt, in addition to debt already outstanding at US Salt, a subsidiary of Holdings. This increased leverage will require the combined business to dedicate a portion of its cash flow to debt service, which could limit the Company’s and gChem’s financial flexibility, and could make them more vulnerable to adverse economic conditions or a shortfall in projected EBITDA.

We do not currently control gChem, and Holdings and the Company will not control gChem until the completion of the gChem Acquisition.

The Company, as the managing member of Holdings, will not control gChem unless and until the gChem Acquisition is completed. The Purchase Agreement imposes certain customary limitations on how gChem may be managed while the gChem Acquisition is pending, but there can be no assurance that gChem will be operated in the same way as it would be under our control.

Our ownership interest in Holdings may be diluted depending on the extent to which the subscription rights in the contemplated rights offering are not fully exercised as well as through additional issuances of Class A Units of Holdings.

The Company currently directly and indirectly holds approximately 44% of the fully-diluted outstanding equity of Holdings. In connection with its entry into the Purchase Agreement, Holdings entered into equity financing commitments with certain investors for an aggregate of $870 million. The Backstop Agreements will be reduced by both (i) the proceeds from the Term Facility and (ii) amounts raised in the Rights Offering used to finance all or a portion of the consideration due under the Purchase Agreement and related fees and expenses, subject to complying with the Backstop Agreements’ guaranteed minimum issuance amounts. In addition to issuances pursuant to the Backstop Agreements, Holdings may issue Class A Units to certain other of Holdings’ existing holders or their affiliates for cash at a price of $9.00 per Class A Unit. If both the Rights Offering is subscribed in full and Holdings makes all contemplated guaranteed minimum issuances under the Backstop Agreements and to other existing investors, it could result in a total equity raise by Holdings of up to $850 million for use in both the gChem transaction and other corporate purposes. As a result, our ownership interest in Holdings may be reduced. There can be no assurance that we will continue to own the same percentage of Holdings.

Impairment of intangible assets acquired as a result of the gChem Acquisition could result in significant charges that could adversely impact our future operating results.

In connection with the completion of the gChem Acquisition, the Company expects to acquire significant intangible assets, including goodwill, which are susceptible to impairment charges as a result of changes in various factors or conditions. As has been our past practice with our other operating subsidiaries, we will assess the potential impairment of goodwill and indefinite-lived intangible assets on an annual basis, as well as whenever events or changes in circumstances indicate that the carrying value may exceed fair value. We will assess finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value may exceed fair value. Adverse changes in the operations of our businesses or other unforeseeable factors could result in an impairment charge in future periods that could adversely impact our results of operations and financial position in that period.

Risks Related to Our Business

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

The Company, its directors, certain of its officers and the underwriters named in its initial public offering (“IPO”) registration statement were named as defendants in a consolidated class action complaint pursuant to Sections 11 and 15 of the Securities Act first filed in May 2021. In May 2026, the Company entered into an agreement to settle these matters for $3.5 million in cash, without admission of liability or wrongdoing. Under the agreement, an initial $1.8 million of the settlement was placed in an interest-bearing escrow account in July 2026. A hearing for the preliminary approval of the class action settlement has been set for March 18, 2027. The Company expects to use these escrowed funds and existing cash on hand to fund the settlement payment when it becomes due. Upon acceptance by the Court and payout of the settlement amount, this matter will be fully resolved.

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

The holders of the Class A Convertible Preferred Units of Holdings (the “Preferred Units”) have rights, preferences and privileges in Holdings that are not held by, and are preferential to, the rights of the Company. These rights include priority in distributions and on liquidation, and the requirement that distributions on the Preferred Units be paid in cash. Such rights could adversely affect the amount of cash available to the Company and our liquidity and financial condition.

Certain holders of the Preferred Units have approval rights over, among other things, the operation of Holdings, acquisitions and dispositions of assets, distributions and repurchases of equity, affiliate transactions, the incurrence of indebtedness and the issuance of securities or other instruments. These approval rights could limit Holdings' ability to implement future strategic objectives. The preferential rights could also result in divergent interests between us, as a holder of common units in Holdings, and the holders of the Preferred Units.

Risks Related to US Salt

Limited availability or increased cost of trucking and other transportation services could adversely affect US Salt’s ability to deliver products to customers and its results of operations.

US Salt depends on third-party carriers to deliver products from its facility in Watkins Glen, New York to customers across the country. A significant portion of US Salt’s products are shipped by truck. US Salt does not own or operate a material transportation fleet and relies on a limited number of carriers and freight brokers serving its facility. Salt is a high-volume, relatively low-value product, so transportation costs are a significant part of the delivered cost to customers. As a result, US Salt’s competitiveness depends on timely, cost-effective freight.

The trucking industry has periodically faced driver shortages, high driver turnover, equipment constraints, and capacity tightness. These conditions may be made worse by regulatory requirements. Carrier capacity may also be redirected to higher-margin freight or other regions during periods of strong demand. US Salt’s location in rural upstate New York may limit the number of carriers willing to serve its facility at commercially reasonable rates. Severe winter weather in the region may also disrupt shipments, often during periods of elevated seasonal demand for certain of US Salt’s products.

If US Salt is unable to obtain enough transportation capacity on acceptable terms, it may be unable to fulfill customer orders on time or at all. This could result in lost sales, contractual penalties or other remedies under customer agreements, damage to customer relationships, and loss of market share to competitors with more favorable logistics. In addition, increases in freight rates, fuel prices, fuel surcharges, insurance costs, or carrier compliance costs could raise US Salt’s operating expenses or reduce the competitiveness of its delivered pricing. US Salt may not be able to pass these increases on to customers in full or on a timely basis. Constrained shipments could also cause inventory to build up at the facility, which could limit storage capacity and require US Salt to curtail production. Any of these factors could have a material adverse effect on US Salt’s business, financial condition, and results of operations.

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

US Salt’s operations depend upon critical equipment, such as brine wells, brine conveyance, vacuum pans, crystallizers, boilers, steam distribution, dryers, conveyors, and packaging lines. Certain components and repairs require specialized contractors or long-lead equipment; shortages or delays could extend an outage and increase costs. Although US Salt employs preventive maintenance programs, holds select critical spare parts, stages inventory at third-party warehouse locations, and maintains disaster-recovery, contingent business-interruption insurance and business-interruption insurance, these measures may not fully offset or prevent the effects of a disruption. If US Salt is unable to maintain operations at Watkins Glen or promptly restore production following a disruption, US Salt’s business, financial condition, and results of operations could be adversely affected.

US Salt and its owners may be subject to tax liabilities which could adversely impact their profitability, cash flow and liquidity.

Because US Salt is pass-through for U.S. federal income tax purposes, its income and loss is generally recognized by its owners (including ContextLogic) for U.S. federal income tax purposes. US Salt’s (and its owners’, including ContextLogic’s) effective tax rate, tax expense and cash flows could be adversely affected by changes in tax laws. US Salt may be subject to audits in various jurisdictions and US Salt and its owners (including ContextLogic) may be assessed additional taxes as a consequence of an audit. In the ordinary course of US Salt’s business, there are many transactions and calculations that could be challenged by taxing authorities. The final determination of any tax audits and litigation may take several years and, if additional taxes are assessed as a result of an audit, assessment or litigation, there could be a material adverse effect on US Salt’s (or its owners’, including ContextLogic’s) financial condition, income tax provision and net income in the affected periods as well as future profitability, cash flows and ability to make distributions and service debt.

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

In July 2019, New York enacted the Climate Leadership and Community Protection Act ("CLPCA"). The CLPCA sets statewide goals for reducing greenhouse gas emissions and requires the New York State Department of Environmental Conservation (“NYSDEC”) to promulgate regulations which will achieve these goals. NYSDEC currently is required to issue regulations implementing the CLPCA no later than December 31, 2028. Any regulation NYSDEC passes to comply with the CLPCA could impact how US Salt’s energy system operates, and US Salt may be required to reduce greenhouse gas emissions in accordance with CLPCA limits, which could have a material adverse effect on US Salt’s business, results of operations and financial condition.

US Salt’s operations heavily rely on natural gas and are therefore exposed to changes in the price and availability of natural gas.

US Salt’s operations are energy intensive, and production processes rely on the consumption of natural gas. Natural gas is a primary energy source used in the mechanically evaporated salt production process. A significant interruption in the supply or an increase in the price of natural gas could adversely affect US Salt’s business, results of operations and financial condition. Energy costs represent a substantial part of US Salt’s total production costs and natural gas is its largest variable input cost. US Salt’s profitability is impacted by the price and availability of natural gas that US Salt purchases from third parties. Generally, US Salt will enter into fixed-price supply contracts that limit pricing volatility during the period of the contract. While future market pricing cannot be predicted with certainty, natural-gas cost variability may affect its production costs if market rates materially differ from the terms of any expiring contract.

A significant increase in the price of natural gas that is not recovered through an increase in the price of US Salt’s products or covered through US Salt’s contract arrangements, or an extended interruption in the supply of natural gas to US Salt’s production facilities, could have a material adverse effect on US Salt’s business, financial condition and results of operations.

Risks Related to our NOLs and Other Tax Attributes

We may not be able to make use of the existing tax attributes of the NOLs because we may not generate taxable income of ContextLogic, which may not include taxable income incurred by its subsidiaries, including gChem.

The use of the NOLs is subject to uncertainty because it is dependent upon the amount of taxable income and capital gains generated by us and our consolidated subsidiaries. There can be no assurance that we will have sufficient taxable income or capital gains in future years to use the NOLs.

The IRS could challenge the amount of the NOLs or claim that we experienced an ownership change including in connection with the US Salt Acquisition or the gChem Acquisition, which could reduce the amount of NOLs that we can use.

The amount of the NOLs has not been audited or otherwise validated by the IRS. The IRS could challenge the amount of the NOLs, which could result in an increase in our income tax liability (including potentially interest and penalties). In addition, calculating whether an ownership change has occurred is subject to uncertainty, both because of the complexity and ambiguity of Section 382 and because of limitations on a publicly traded company’s knowledge as to the ownership of, and transactions in, its securities. Therefore, we cannot assure our investors that a governmental authority will not claim that we experienced an ownership change and attempt to reduce or eliminate the benefit of the NOLs even though ContextLogic common stock is subject to the transfer restrictions. The Company has received from Ernst & Young U.S. LLP (“EY”), an opinion concluding that during the period between January 1, 2018 and ended September 30, 2025, the Company should not have undergone an “ownership change” within the meaning of Section 382(g) of the Tax Code. EY performed another opinion in connection with the close of the US Salt Acquisition concluding that the Company should not have experienced an “ownership change” upon consummating such transaction. Although the Company expects to receive an opinion that the Company should not undergo an “ownership change” in connection with this Rights Offering, no assurances can be provided that such opinion will be delivered or that the IRS or a court will agree.

We may not be able to utilize a significant portion of our NOLs, and other tax attributes, which could adversely affect the value of our common stock.

As of December 31, 2025, we had federal NOLs available to reduce future taxable income, if any, of $886 million that begin to expire in 2030 and continue to expire through 2037 and $2.1 billion that have an unlimited carryover period. As of December 31, 2025, we had state NOLs available to reduce future taxable income, if any, of $4.0 billion that begin to expire in 2026 and continue to expire through 2045 and $4.1 billion that have an unlimited carryover period. Under legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), unused U.S. federal NOLs generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. Additionally, portions of these NOLs could expire unused and be unavailable to offset future income tax liabilities. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited. As a result, even if we acquire income producing assets and attain profitability in the future, we may be unable to use a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows and the value of our common stock.

An “ownership change” could limit the use of our NOLs and our potential to derive a benefit from our NOLs.

The utilization of NOLs and other tax attributes to offset future taxable income or taxes may be subject to limitations under Sections 382 and 383 of the Tax Code, and similar state statutes as a result of ownership changes that could occur in the future. While the Certificate of Incorporation includes a transfer restrictions on ContextLogic common stock, there is no guarantee that we have not undergone an ownership change in the past or that such transfer restrictions will be enforceable and thus prevent us from experiencing an ownership change in the future which would limit our ability to use our NOLs.

In general, an “ownership change” would occur if there is a cumulative change in the ownership of our common stock of more than 50% by one or more “5% stockholders” during a three-year test period.

Risks Related to the Asset Purchase Agreement

We have counterparty risk with the Asset Buyer (as defined below) and its affiliates for certain ongoing obligations under the Asset Purchase Agreement (as defined below) and the failure of the Asset Buyer (as defined below) and its affiliates to perform their obligations could cause us to suffer losses.

On February 10, 2024, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Qoo10 Inc., a Delaware corporation (“Qoo10 Delaware”), and, for certain specified purposes, Qoo10 Pte. Ltd., a Singapore private limited company and Qoo10 Delaware’s parent company (“Qoo10”), pursuant to which (i) the Company agreed to sell substantially all of the Company’s assets to Qoo10 Delaware or an affiliate designated by Qoo10 Delaware (such designated affiliate, the “Asset Buyer”), other than (A) the Company's NOLs and certain other tax attributes, (B) the Company's marketable securities and (C) certain of the Company's cash and cash equivalents, and (ii) Qoo10 agreed to acquire those assets and assume substantially all of the Company's liabilities as specified in the Asset Purchase Agreement (the “Asset Sale”).

In connection with the Asset Sale, under the Asset Purchase Agreement, the Asset Buyer agreed to assume any and all third party claims, liabilities, and obligations disclosed by the Seller except for certain agreed upon excluded claims and liabilities including, but not limited to, state and federal tax obligations, liabilities and claims related to international subsidiaries, vendor disputes, etc. However, although the Asset Buyer would be responsible for such liabilities, claims, and obligations under the terms of the Asset Purchase Agreement, we can provide no assurance that we would be successful in obtaining payment or reimbursement from the Asset Buyer or Qoo10 for such losses.

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

We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. In connection with the US Salt Acquisition, in fiscal year 2023, we identified a material weakness in our internal control over financial reporting resulting from our lack of a formalized internal control framework in accordance with the Committee of Sponsoring Organizations of the Treadway Commission, which relates to (a) an insufficient complement of personnel with an appropriate degree of internal controls knowledge, which caused management to be unable to appropriately define responsibilities to create an effective control environment; (b) the lack of a formalized risk assessment process; and (c) selection and development of control activities, including over information technology. In fiscal year 2021, we identified material weaknesses in connection with the former Wish.com business. Following the identification of the fiscal year 2021 material weaknesses, we designed a new control environment with new IT systems, processes, and controls commensurate with our current business operations. Following the effective implementation of the new controls, management concluded that the material weaknesses identified in fiscal year 2021 were remediated as of December 31, 2024. Remediation efforts are ongoing for the material weakness identified in fiscal year 2023. We cannot guarantee that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our consolidated financial statements and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence and cause a decline in the price of our common stock.

Risks Related to Our Common Stock

We transferred the trading of our common stock from The Nasdaq Stock Market to the OTCQB. Because ContextLogic common stock is traded on the OTC Markets, our stockholders' ability to sell their shares in the secondary trading market may be limited.

On May 30, 2025, we notified Nasdaq of our decision to voluntarily withdraw from the Nasdaq hearings process, which resulted in our common stock being delisted from The Nasdaq Global Market. We filed a Form 25 with the SEC relating to the delisting of our common stock on June 9, 2025, and the delisting of our common stock from Nasdaq became effective on June 19, 2025. On June 3, 2025, our common stock was quoted for trading with the OTCQB. The decision to move our common stock from trading on Nasdaq to the OTC Markets was influenced by several factors, including our evaluation of our ability to continue maximizing the value of our assets while also considering the advantages of remaining traded on

Nasdaq versus the regulatory requirements, the time management dedicated to compliance and reporting, and the costs involved in maintaining the listing.

As a result of the transfer of our common stock from Nasdaq to the OTCQB, our stockholders could experience negative consequences related to our securities, including but not limited to: limited availability of market quotations for our securities; a reduced level of trading activity in the secondary trading market for shares of our common stock; a limited amount of analyst coverage; and decreased ability to issue additional securities or obtain additional financing in the future.

Because ContextLogic common stock is traded on the OTCQB market, our stockholders' ability to sell their shares in the secondary trading market may be limited. Since June 3, 2025, the OTCQB is the only liquidity platform for our common stock. We cannot assure our stockholders that ContextLogic common stock will continue to trade on this liquidity platform, whether broker-dealers will continue to provide public quotes of ContextLogic common stock on this liquidity platform, whether the trading volume of ContextLogic common stock will be sufficient to provide for respective efficient liquidity platforms or whether quotes for our common stock will continue on this liquidity platform in the future, which could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell our common stock. As a result, prices for shares of ContextLogic common stock may be lower than might otherwise prevail if ContextLogic common stock were listed on a national securities exchange.

We are a smaller reporting company, and any decision on our part to comply only with reduced reporting and disclosure requirements applicable to such companies could make our common stock less attractive to investors.

As of September 30, 2026, we qualified as a “smaller reporting company,” as defined in the Exchange Act, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a “smaller reporting company,” and the market value of shares of ContextLogic common stock held by non-affiliates, or our public float, is less than $250 million. As a “smaller reporting company,” we may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies. This includes reduced disclosure obligations in our SEC filings such as simplified executive compensation disclosures, exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting and only being required to provide two years of audited consolidated financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze our operating results and financial prospects and investors may find shares of ContextLogic common stock less attractive, which may result in a less active trading market for ContextLogic common stock and greater stock price volatility.

The price of ContextLogic common stock has been and continues to be volatile. Declines in the price of ContextLogic common stock have resulted in, and could subject us in the future to, litigation.

The market price of ContextLogic common stock has in the past fluctuated and declined and may in the future fluctuate or decline substantially. The price of ContextLogic common stock could continue to be subject to wide fluctuations for many reasons, many of which are beyond our control, including those described in this “Risk Factors” section and others such as:

•
failure of analysts to initiate or maintain coverage of our company, changes in their estimates of our operating results or changes in recommendations by analysts that follow our common stock;
•
uncertainty among investors relating to the strategic alternatives that we will choose, including any prospective asset or business acquisition and the terms and conditions thereof;
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
•
litigation or claims against us; and
•
any other factors discussed in this prospectus.

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

Item 6. Exhibits.

Exhibit Number	Description

2.1

Amendment to Stock Purchase Agreement, dated October 22, 2026, by and among ContextLogic Holdings, LLC, EagleTree-Gaylord Management Investment, L.P., EagleTree-Gaylord Holdings Corp. and GCH Buyer, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2026).

3.1

Second Amended and Restated Certificate of Incorporation of Easter Parent, Inc., a Delaware corporation, effective July 14, 2026 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2026).

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

ContextLogic Holdings Inc.

Date: November 9, 2026	By:	/s/ Mark Ward
Mark Ward
President
(Principal Executive Officer)
	By:	/s/ Scott Stewart
Scott Stewart
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)